Form 10-Q
period 2007-06-30
Silver State Bancorp
filed 2007-08-10
CIK 1362719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-33592

SILVER STATE BANCORP

(Exact name of registrant as specified in its charter)

Nevada	88-0456212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

170 South Green Valley Parkway, Henderson, Nevada	89012
(Address of principal executive offices)	(Zip Code)

(702) 433-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding: 15,266,162 shares as of July 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Silver State Bancorp and Subsidiaries

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(Dollars in thousands)

(UNAUDITED)

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$21,475	$27,063
Federal funds sold	6,560	8,416

Total cash and cash equivalents	28,035	35,479
Securities available for sale	52,466	65,324
Federal Home Loan Bank stock, at cost	4,342	3,382
Loans held for sale	52,121	34,053
Loans, net of allowance for losses of $ 14,334 and and $11,200, respectively	1,297,191	1,004,443
Premises and equipment, net	38,646	32,033
Accrued interest receivable	8,249	7,236
Deferred taxes, net	2,487	2,441
Other real estate owned	205	738
Goodwill	18,835	18,934
Intangible asset, net of amortization of $158 and $64, respectively	1,006	1,100
Prepaids and other assets	7,036	4,355

Total assets	$1,510,619	$1,209,518

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$189,023	$169,429
Interest bearing:
Checking	515,906	434,906
Savings	19,316	19,806
Time, $100 and over	364,724	227,493
Other time	156,336	134,637

Total deposits	1,245,305	986,271
Accrued interest payable and other liabilities	13,225	6,356
Securities sold under repurchase agreements	3,061	13,602
Federal Home Loan Bank advances and other borrowings:
Short-term borrowings	35,000	8,000
Long-term borrowings	56,600	50,000
Junior subordinated debt	38,661	38,661

Total liabilities	1,391,852	1,102,890

Stockholders’ Equity
Preferred stock, par value of .001 cents; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of .001 cents; 60,000,000 shares authorized; shares issued 2007: 14,283,495; 2006: 14,224,172; shares outstanding 2007: 13,746,162; 2006: 13,687,109	14	14 **
Additional paid-in capital	52,109	51,665
Retained earnings	68,903	57,145
Accumulated other comprehensive loss	(157)	(101)

	120,869	108,723
Less cost of treasury stock, 2007: 537,333 shares, 2006: 537,063 shares	(2,102)	(2,095)

Total stockholders’ equity	118,767	106,628

Total liabilities and stockholders’ equity	$1,510,619	$1,209,518

See Notes to Consolidated Financial Statements.

**	Common stock and additional paid in capital as of December 31, 2006 have been adjusted to reflect the change in par value on common stock from .10 to .001. See Note 10.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Income

For the six months and three months ended June 30, 2007 and 2006

(Dollars in thousands, except per share information)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income on:
Loans, including fees	$33,411	$19,491	$61,844	$36,886
Securities, taxable	634	708	1,327	1,316
Dividends on FHLB stock	40	34	99	66
Federal funds sold and other	258	255	470	524

Total interest income	34,343	20,488	63,740	38,792

Interest expense on:
Deposits	12,713	5,711	23,480	10,649
Securities sold under repurchase agreements	88	206	242	342
Short-term borrowings	250	59	415	117
Long-term borrowings	643	509	1,214	927
Junior subordinated debt	689	380	1,355	723

Total interest expense	14,383	6,865	26,706	12,758

Net interest income	19,960	13,623	37,034	26,034
Provision for loan losses	1,860	600	3,190	1,200

Net interest income after provision for loan losses	18,100	13,023	33,844	24,834

Other income:
Gain on sale of loans	1,202	693	3,033	1,870
Net realized gain (loss) on sale of available for sale securities	—	(3)	31	(3)
Service charges on deposit accounts	221	193	420	343
Loan servicing fees, net of amortization	61	10	250	49
Other income	406	41	830	85
Loss on disposal of other assets	(16)	(5)	(16)	(43)

Total non-interest income	1,874	929	4,548	2,301

Non-interest expense:
Salaries, wages and employee benefits	6,414	3,800	12,244	7,756
Occupancy	852	555	1,568	1,085
Depreciation and amortization	613	259	1,205	509
Insurance	552	74	621	132
Professional fees	463	394	1,314	755
Advertising, public relations and business development	226	212	451	394
Customer service expense	100	108	187	223
Data processing	48	96	90	200
Dues and memberships	36	25	74	86
Directors expense	24	27	50	54
Loss on other real estate owned	—	—	182	—
Other	835	520	1,608	1,192

Total non-interest expense	10,163	6,070	19,594	12,386

Income before income taxes	9,811	7,882	18,798	14,749
Income taxes	3,641	2,769	7,040	5,193

Net income	$6,170	$5,113	$11,758	$9,556

Comprehensive income	$6,090	$5,097	$11,702	$9,598

Basic income per common share	$0.45	$0.39	$0.86	$0.74

Diluted income per common share	$0.44	$0.37	$0.83	$0.71

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006

(Dollars in thousands)

(UNAUDITED)

	2007	2006
Cash Flows from Operating Activities
Net income	$11,758	$9,556
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of securities	(31)	3
Loss on disposal of other assets	16	43
Loss on other real estate owned transactions	182	—
Depreciation and amortization	1,205	509
Net amortization (accretion) of securities premiums and discounts	—	(116)
Provision for loan losses	3,190	1,200
Stock based compensation expense	223	90
Increase in loans held for sale, net	(18,964)	(9,893)
Increase in accrued interest receivable and other assets	(3,743)	(1,022)
Increase in accrued interest payable and other liabilities	7,498	131

Net cash provided by operating activities	1,334	501

Cash Flows from Investing Activities
Purchases of securities available for sale	(18,394)	(67,630)
Proceeds from maturities of securities available for sale	26,910	44,282
Proceeds from sales of securities available for sale	4,306	19,143
Net decrease in money market funds	(24)	(5,183)
Purchase of Federal Home Loan Bank stock	(960)	(202)
Net increase in loans	(295,449)	(122,605)
Purchase of premises and equipment	(7,979)	(5,831)
Proceeds from sales of premises and equipment	50	17
Proceeds from sale of (cash paid for) other real estate owned	455	(430)

Net cash used in investing activities	(291,085)	(138,439)

Cash Flows from Financing Activities
Net increase in deposits	259,034	120,291
Net increase (decrease) in other borrowed funds, federal funds purchased and securities sold under repurchase agreements	23,059	(4,847)
Excess tax benefit related to option exercises	—	1,667
Proceeds from stock issuance	—	10,682
Stock option and treasury stock transactions	214	2,949

Net cash provided by financing activities	282,307	130,742

Decrease in cash and cash equivalents	(7,444)	(7,196)
Cash and cash equivalents, beginning	35,479	49,773

Cash and cash equivalents, ending	$28,035	$42,577

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 1.	Nature of Banking Activities and Summary of Significant Accounting Policies

Nature of banking activities

Silver State Bancorp (the “Company”) is a bank holding company headquartered in Henderson, Nevada, providing a full range of banking services to commercial and consumer customers. The Company has two consolidated wholly-owned subsidiaries. Silver State Bank is a Nevada State chartered bank providing a full range of commercial and consumer bank products through ten branches located in the Las Vegas, Nevada metropolitan area. On September 5, 2006, the Company acquired a second subsidiary, Choice Bank, with two full-service branches. The Company also operates loan production offices in six western states. The Company’s business is concentrated in southern Nevada and is subject to the general economic conditions of this area. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

Basis of financial statement presentation and accounting estimates

In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the fair value of servicing rights.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Silver State Bancorp and its wholly-owned subsidiaries, Silver State Bank and Choice Bank. Choice Bank was acquired on September 5, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company’s audited financial statements.

Condensed financial information as of December 31, 2006 has been presented next to the interim consolidated balance sheet for informational purposes.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 1.	Nature of Banking Activities and Summary of Significant Accounting Policies (continued)

Earnings per share

Basic earnings per share (EPS) represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding options, and are determined using the treasury stock method.

Components used in computing EPS for the three months and six months ended June 30, 2007 and 2006 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$6,170	$5,113	$11,758	$9,556

Average number of common shares outstanding	13,723,765	13,133,505	13,710,441	12,874,958
Effect of dilutive options	417,317	574,082	445,465	590,592

Average number of dilutive shares outstanding	14,141,082	13,707,587	14,155,906	13,465,550

Basic EPS	$0.45	$0.39	$0.86	$0.74
Diluted EPS	$0.44	$0.37	$0.83	$0.71

Goodwill

Pursuant to SFAS No. 141, the Company finalized its purchase price allocation related to the acquisition of Choice Bank during the first quarter of 2007. The finalizing resulted in an adjustment to goodwill of $99.

Current accounting developments

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The Company has adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial statements and a cumulative adjustment was not recorded.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 1.	Nature of Banking Activities and Summary of Significant Accounting Policies (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities –Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact this statement will have on our financial statements. The Company did not early adopt this standard.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), to endorsement split-dollar life insurance arrangements. EITF 06-4 would require the Company to accrue a liability for the postretirement death benefits associated with split-dollar life insurance agreements. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial statements.

Note 2.	Loans

The composition of the Company’s net loans as of June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006
Commercial and industrial	$135,315	$109,134
Real estate:
Commercial	231,090	206,744
Construction, land development, and other land loans	868,744	620,167
Single family residential	80,771	80,280
Consumer installment	4,909	5,789
Leases, net of unearned income	340	411

Gross Loans	1,321,169	1,022,525
Less net deferred loan fees	(9,644)	(6,882)
Less allowance for loan and lease losses	(14,334)	(11,200)

Net Loans	$1,297,191	$1,004,443

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 2.	Loans (continued)

Changes in the allowance for loan losses for the three months and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning	$12,530	$8,947	$11,200	$8,314
Provision charged to operating expense	1,860	600	3,190	1,200
Less amounts charged off	(88)	(86)	(89)	(86)
Recoveries	32	50	33	83

Balance, ending	$14,334	$9,511	$14,334	$9,511

At June 30, 2007, total nonaccrual loans were $119. There were not any loans past due 90 days or more and still accruing interest.

Note 3.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2003. The Company has not undergone any recent examinations by the Internal Revenue Service (IRS).

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns, and that its accruals for tax liabilities are adequate for all open years on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

The Company would recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the periods ended June 30, 2007 and 2006.

Note 4.	Deposits

At June 30, 2007, four customer balances totaling $339,215 comprised 27% of total deposits. At December 31, 2006, three customer balances totaling $190,308 comprised 19% of total deposits. These customer balances at June 30, 2007 and December 31, 2006 are considered brokered deposits.

As of June 30, 2007 and December 31, 2006 approximately $57,594 and $56,440, respectively, of the Company’s non-interest bearing demand deposits consisted of demand accounts maintained by title insurance and qualified intermediary companies.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 5.	Other Borrowed Funds

The Company has a line of credit available from the Federal Home Loan Bank of San Francisco (FHLB). Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the borrowing. FHLB borrowings may be subject to prepayment penalties. The remaining borrowing capacity at June 30, 2007 with the FHLB was approximately $19,227. Advances at June 30, 2007 have maturity dates as follows:

Maturity Date	Interest Rates as of June 30, 2007	Long Term	Short Term
2007	5.26%-8.25%	$—	$35,000
2008	3.67%-5.23	26,600	—
2009	4.67%-5.22%	20,000	—
2010	4.75%	10,000	—

		$56,600	$35,000

During the six months ended June 30, 2007, the Company obtained a $20 million line of credit with a 90-day term from another financial institution. The line of credit was fully disbursed at June 30, 2007 and is included in the short term column in the table above. The line of credit was repaid in July 2007.

Note 6.	Commitments and Contingencies

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Financial instruments with off-balance-sheet risk

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk is as follows:

	June 30, 2007	December 31, 2006
Commitments to extend credit	$565,747	$381,758
Standby letters of credit	3,754	5,391

	$569,501	$387,149

Concentrations

The Company has a high concentration in real estate construction and land loans. At June 30, 2007, approximately 36% of real estate loans were classified as real estate construction loans and 38% of real estate loans were classified as land loans. In addition, commercial real estate loans represent approximately 20% of total real estate loans as of June 30, 2007. Approximately 68% of commercial real estate loans are owner occupied.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 6.	Commitments and Contingencies (continued)

Employment Agreements

The Company entered into employment agreements with four key officers in April 2007. The agreements provide for certain cash payments as a result of termination or change in control.

Lease commitments

During the six months ended June 30, 2007, the Company has entered into three lease agreements for future branch locations. Two of the leases have a term of ten years and aggregate initial annual lease payments of approximately $244. The third lease has a term of twenty years and an initial annual lease commitment of approximately $300. Each of these agreements requires incremental rental increases over the lease terms as outlined in each respective lease agreement.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 7.	Stock Options and Restricted Stock

The Company’s 2006 Omnibus Equity Plan is discussed in Note 14 of the audited financial statements.

During the six months ended 2007, the Company granted 86,300 incentive stock options and 8,800 shares of restricted stock to various employees. The options had a weighted average exercise price of $25.35. 38,050 incentive stock options vest at 25% per year and 48,250 cliff vest after 4 years. The restricted stock cliff vests after 4 years. The total expense to be recognized on these stock based awards granted during the six months ended June 30, 2007 is approximately $775, and will be recorded over the vesting period. 51,023 stock options were exercised, 32,420 options and 500 shares of restricted stock were forfeited, during the six months ended June 30, 2007. These exercised and forfeited options had a weighted average exercise price of $4.36 and $16.63, respectively.

Note 8.	Regulatory Capital Requirements

To be categorized as well capitalized, the Company and the Banks must maintain total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table below. As of June 30, 2007, the Company meets the regulatory guidelines to be categorized as adequately capitalized and the Banks meet the regulatory guidelines to be categorized as well capitalized.

The actual capital amounts and ratios for the Banks and the Company as of June 30 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total Capital (to Risk Weighted Assets)
Company	$151,012	9.9%	$122,093	8.0%	$152,617	10.0%
Silver State Bank	$148,177	10.8%	$109,413	8.0%	$136,767	10.0%
Choice Bank	$18,653	11.9%	$12,559	8.0%	$15,699	10.0%
Tier I Capital (to Risk Weighted Assets)
Company	$136,537	9.0%	$61,047	4.0%	$91,570	6.0%
Silver State Bank	$135,093	9.9%	$54,707	4.0%	$82,060	6.0%
Choice Bank	$17,263	11.0%	$6,280	4.0%	$9,419	6.0%
Tier I Capital (to Average Assets)
Company	$136,537	9.6%	$56,934	4.0%	$71,168	5.0%
Silver State Bank	$135,093	10.8%	$49,981	4.0%	$62,477	5.0%
Choice Bank	$17,263	9.9%	$6,948	4.0%	$8,685	5.0%

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 9.	Segment Reporting

The following is a summary of selected operating segment information as of and for the periods ended June 30, 2007 and 2006:

	Silver State Bank	Choice Bank of Arizona	All Other	Intersegment Eliminations	Consolidated Company
At June 30, 2007:
Assets	$1,306,032	$205,409	$6,018	$(6,840)	$1,510,619
Gross Loans and deferred fees	1,144,326	167,199	—	—	1,311,525
Less: Allowance for loan losses	(12,960)	(1,374)	—	—	(14,334)

Net Loans	1,131,366	165,825	—	—	1,297,191

Deposits	1,096,931	150,199	—	(1,825)	1,245,305
Stockholders’ equity	134,982	37,104	(53,319)	—	118,767

Three months ended June 30, 2007:
Net interest income (loss)	$18,410	$2,262	$(712)	$—	$19,960
Provision for loan losses	1,500	360	—	—	1,860

Net interest income (loss) after provision for loan losses	16,910	1,902	(712)	—	18,100
Noninterest income	1,203	626	45	—	1,874
Noninterest expense	8,001	2,065	97	—	10,163

Income (loss) before income taxes	10,112	463	(764)	—	9,811
Income tax expense (benefit)	3,744	190	(293)	—	3,641

Net income (loss)	$6,368	$273	$(471)	$—	$6,170

Six months ended June 30, 2007:
Net interest income (loss)	$34,376	$4,035	$(1,377)	$—	$37,034
Provision for loan losses	2,650	540	—	—	3,190

Net interest income (loss) after provision for loan losses	31,726	3,495	(1,377)	—	33,844
Noninterest income	3,459	1,030	59	—	4,548
Noninterest expense	15,692	3,599	303	—	19,594

Income (loss) before income taxes	19,493	926	(1,621)	—	18,798
Income tax expense (benefit)	7,216	365	(541)	—	7,040

Net income (loss)	$12,277	$561	$(1,080)	$—	$11,758

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 9.	Segment Reporting (continued)

	Silver State Bank	All Other	Intersegment Eliminations		Consolidated Company
At June 30, 2006:
Assets	$945,112	$16,790		$(15,043)	$946,859
Gross Loans and deferred fees	790,050	—		—	790,050
Less: Allowance for loan losses	(9,511)	—		—	(9,511)

Net Loans	780,539	—		—	780,539

Deposits	780,799	—		(15,043)	765,756
Stockholders’ equity	88,675	6		—	88,681

Three months ended June 30, 2006:
Net interest income (loss)	$13,998	$(375)	$	— $	13,623
Provision for loan losses	600	—		—	600

Net interest income (loss) after provision for loan losses	13,398	(375)		—	13,023
Noninterest income	929	—		—	929
Noninterest expense	5,959	111		—	6,070

Income (loss) before income taxes	8,368	(486)		—	7,882
Income tax expense (benefit)	2,935	(166)		—	2,769

Net income (loss)	$5,433	$(320)	$	— $	5,113

Six months ended June 30, 2006:
Net interest income (loss)	$26,752	$(718)	$	— $	26,034
Provision for loan losses	1,200	—		—	1,200

Net interest income (loss) after provision for loan losses	25,552	(718)		—	24,834
Noninterest income	2,301	—		—	2,301
Noninterest expense	12,083	303		—	12,386

Income (loss) before income taxes	15,770	(1,021)		—	14,749
Income tax expense (benefit)	5,527	(334)		—	5,193

Net income (loss)	$10,243	$(687)	$	— $	9,556

Note 10.	Stockholders’ Equity

On January 24, 2007, the shareholders of Silver State Bancorp approved an amendment to the Articles of Incorporation, increasing the authorized number of common shares from 20,000,000 to 60,000,000 and creating a new class of preferred stock in the amount of 10,000,000 shares. All shares of stock have a par value of .001 cents.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 11.	Subsequent Events

In July 2007, the Company, through a newly formed unconsolidated subsidiary, Silver State Capital Trust VI, issued $30,000 of trust preferred securities. Silver State Capital Trust VI used the proceeds from this issuance to acquire $30,928 of junior subordinated debt of the Company, which constitutes the sole asset of Silver State Capital Trust VI. The junior subordinated debt requires quarterly interest payments and matures in 2037. This debt carries an adjustable interest rate of 3 month libor plus 1.35% and is prepayable at par starting in September, 2012. The trust preferred securities have the same prepayment provision as the junior subordinated debt. The Company has fully and unconditionally guaranteed the trust preferred securities and all obligations of Silver State Capital Trust VI, which rank subordinate and junior in right of payment to all other liabilities of the Company. The proceeds from the issuance of the junior subordinated debt will be used for general corporate purposes.

In July 2007, the Company issued 1,500,000 shares of its $.001 par value common stock in an underwritten public offering at a price to the public of $20.00 per share. The proceeds after discounts, commissions, and other costs totaling $4,300 were $25,700.

As a result of the issuance of trust preferred securities and the closing of the initial registered public offering, the Company will again be classified as well capitalized for regulatory purposes.

The Company granted 40,000 shares of incentive stock options to key officers and 2,000 shares of incentive stock options to employees in July 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects Silver State Bancorp’s financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Silver State Bancorp’s Registration Statement on Form S-1, as amended (Registration No. 333-142110), filed with the Securities and Exchange Commission on April 13, 2007, which includes the audited financial statements for the year ended December 31, 2006. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and operations of Silver State Bancorp.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and its perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control;

•	there may be increases in competitive pressure among financial institutions or from non-financial institutions;

•	changes in the interest rate environment may reduce interest margins and could adversely affect our results of operations and financial condition;

•	changes in deposit flows, loan demand or real estate values may adversely affect our business;

•	changes in accounting principles, policies or guidelines;

•

general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the securities markets or the banking industry may be less favorable than we currently anticipate;

•	legislative or regulatory changes may adversely affect our business;

•	technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	changes in gaming or tourism in our primary market area; and

•	changes in management’s estimate of the adequacy of the allowance for loan losses.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Available Information

Our internet website address is www.silverstatebancorp.com. Financial information, including our registration statement on Form S-1, current reports on Form 8-K, all amendments to those filings and all our future periodic filings are or will be available on the SEC’s website at www.sec.gov.

Executive Summary

We are a Nevada corporation formed on January 21, 1999 to acquire all of the issued and outstanding stock of Silver State Bank and to engage in the business of a bank holding company under the BHC Act of 1956, as amended. Silver State Bank was formed in July 1996, as a commercial bank headquartered in Henderson, Nevada. On September 5, 2006 we acquired Choice Bank. Choice Bank is an Arizona state-chartered bank that was formed on January 28, 2002.

The ability to produce loans and generate deposits is fundamental to our asset growth. Our assets and liabilities are comprised primarily of loans and deposits, respectively. We provide a variety of loans to our customers, including construction and land loans, commercial real estate loans, commercial and industrial loans, SBA loans and to a lesser extent, residential real estate and consumer loans. We fund our loans primarily with locally generated deposits and borrowings to the extent needed.

During the second quarter of 2007, we continued to benefit from the strong commercial real estate environment in both the Las Vegas and the Phoenix/Scottsdale markets. The unemployment rate in Phoenix dropped to 2.9% in the second quarter of 2007, far below the 4.5% national rate. Over the past 12 months 86,700 jobs have been created in Phoenix, creating demand for commercial and residential real estate product. The Las Vegas unemployment rate was 4.2% in second quarter of 2007. Investment on the Las Vegas Strip totaling $33 billion will produce over 40,000 new hotel rooms over the next five years, creating over 100,000 hotel/casino jobs and another 150,000 jobs off the Strip. Commercial real estate vacancy rates are below national averages in both of our primary markets, with average lease rates in all categories increasing in the second quarter. During the second quarter of 2007, we experienced significant balance sheet and net income growth while maintaining strong asset quality, continuing the trends we experienced in 2006 and the first quarter of 2007.

Our asset growth during 2007 continues to be driven by our loan originations, with deposits serving as our primary funding source. Net loan growth for the quarter ended June 30, 2007 was $141.2 million, or 12.2%. Net loans grew to $1.3 billion, or 29.1% as of June 30, 2007 from $1.0 billion as of December 31, 2006. Deposit growth was $94.1 million, or 8.2%, for the three months ended June 30, 2007. Total deposits increased 26.3% to $1.2 billion as of June 30, 2007 from $986.3 million as of December 31, 2006. We have also continued to use borrowed funds as a supplement to our deposit growth with borrowed funds increasing $21.6 million, or 30.9%, for the three months ended June 30, 2007, consisting primarily of a $20 million 90-day non-revolving term loan. Our overall balance sheet growth reflects a continued leveraging of our capital during the pending of our initial registered public offering, which we completed in July 2007. Accordingly, at June 30, 2007 our Tier 1 capital to average assets, or leverage ratio, declined to 9.6%.

Our net income for the three months ended June 30, 2007 increased 20.7% to $6.2 million, or $0.44 per diluted share, compared to $5.1 million, or $0.37 per diluted share, for the three months ended June 30, 2006. For the six months ended June 30, 2007, net income increased 23.0% to $11.8 million, or $0.83 per diluted share, compared to $9.6 million, or $0.71 per diluted share, for the corresponding period in 2006. The increase in net income for the three month period was due primarily to an increase in net interest income of $6.3 million and an increase in non-interest income of $945,000, offset by an increase of $1.3 million to the provision for loan losses, the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses, and an increase of $4.1 million in non-interest expenses. The increase in the provision for loan losses is due to an increase in size of our loan portfolio. The increase in net interest income for the three months ended June 30, 2007 is due primarily to an increase in loans as well as the higher interest rates environment experienced in the second quarter of 2007 compared to the second quarter of 2006.

Our results of operations are largely dependent on net interest income. Net interest income is the difference between interest income we earn on interest-earning assets, which are comprised primarily of construction and loans, commercial real estate loans, and to a lesser extent commercial business, residential and consumer loans, and the interest we pay on our interest-bearing liabilities, which are primarily deposits and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

During the fourth quarter of 2006 we began to experience some narrowing of our net interest margin reflecting competitive pricing pressure in both loans and deposits, which has resulted in overall lower interest rate spreads than in prior periods. The competitive pricing pressure has continued into the first six months of 2007.

If the competition we experienced in the fourth quarter of 2006 and the first six months of 2007 in the form of higher deposit rates offered by local financial institutions, several of which are affiliated with significantly larger national and international financial institutions, continues for the balance of 2007, it could have the effect of increasing our cost of funds to a level higher than we have experienced historically. We continue to utilize FHLB advances and other wholesale funding sources to supplement our local sources of funds and as a means to lower our overall cost of funds.

We also have experienced strong competition in making loans in the form of intense pricing pressure on the interest rates we offer. To date, we have been successful in responding to this competition as evidenced by our loan portfolio growth and the increase in the average yield on our loan portfolio. However, price competition for loans is expected to continue, and may intensify, as a result of additional de novo bank entrants into our marketplace and the pricing strategies of our larger competitors. Price competition for loans is expected to have an adverse impact on the yields we can obtain on our loan portfolio.

Non-interest income for the three months ended June 30, 2007 increased 101.7% from the corresponding period in the prior year, due primarily to an increase in the gain on sale of loans which was driven by the increase in loan volume, primarily in our small business lending products. Non-interest expense for the three months ended June 30, 2007 increased 67.4% from the corresponding period in 2006, due primarily to an increase in salary and benefits, occupancy costs, depreciation and amortization expense, and insurance expense due to an increase in FDIC deposit insurance assessments, all reflecting our overall balance sheet and franchise growth. We have plans to open four more branches during the remainder of 2007 and six during 2008.

Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non interest income) was 46.6% for the three months ended June 30, 2007, compared to 41.7% for the corresponding period in 2006. Our efficiency ratios for the six months ended June 30, 2007 and 2006 were 47.1% and 43.7%, respectively.

The increase in net income offset by the increase in equity resulted in a return on average equity, or ROE, of 21.2% for the three months ended June 30, 2007 compared to 24.8% for the three months ended June 30, 2006. Our ROE for the six months ended June 30, 2007 was 20.9% compared to 25.6% for the six months ended June 30, 2006. Our return on average assets, or ROA, for the three months ended June 30, 2007 decreased to 1.7% compared to 2.3% for the corresponding period in 2006. Our ROA for six months ended June 30, 2007 decreased to 1.7% compared to 2.2% for the corresponding period in 2006.

For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonperforming loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Nonperforming loans include loans past due 90 days or more and still accruing, non-accrual loans and restructured loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of June 30, 2007, nonperforming loans were $119,000 compared to $132,000 at December 31, 2006. Nonperforming loans as a percentage of gross loans were 0.01% as of June 30, 2007 and December 31, 2006. Nonperforming assets as a percentage of total assets were 0.02% as of June 30, 2007, compared to 0.07% as of December 31, 2006. For the three and six months ended June 30, 2007 and 2006, net charge-offs as a percentage of average loans were less than 0.01%.

We have a high concentration in real estate construction and land loans. At June 30, 2007, approximately 35.7% of real estate loans were classified as real estate construction loans and 37.9% of real estate loans were classified as land loans. In addition, commercial real estate loans represent approximately 19.6% of total real estate loans as of June 30, 2007. Approximately 67.5% of commercial real estate loans are owner occupied.

Our 20 largest depositors accounted for approximately 40.2% of our deposits and our five largest depositors accounted for approximately 30.2% of our deposits at June 30, 2007. At June 30, 2007, four customer balances comprised 27.2% of total deposits and are considered brokered deposits. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.

Recent Developments

On July 23, 2007, we completed our initial registered public offering of common stock raising approximately $25.7 million of net proceeds. We are using the net proceeds for general corporate purposes, including but not limited to the repayment of the amount outstanding under the $20 million 90-day non-revolving term loan facility, the formation of additional new banks in new market areas with attractive growth prospects, the acquisition of other commercial banks or financial service companies, the addition of new branches in existing and contiguous markets and the development of additional products or services.

On July 24, 2007, we issued $30 million of trust preferred securities, in a private placement, similar to our previous trust preferred securities issuances. The trust preferred securities have a floating rate, which resets quarterly, equal to three-month LIBOR plus 1.35%. We expect the proceeds from the issuance to count as capital for regulatory capital purposes. The issuance was part of a pooled offering involving other participating issuers, and was made pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. We are using the proceeds of the sale for general corporate purposes.

Selected financial highlights are presented in the table below.

Silver State Bancorp and Subsidiaries

Summary Consolidated Financial and Other Data

(UNAUDITED)

	At or For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data and ratios)
Selected Income Data:
Interest income	$34,343	$20,488	$63,740	$38,792
Interest expense	14,383	6,865	26,706	12,758

Net interest income	19,960	13,623	37,034	26,034
Provision for loans losses	1,860	600	3,190	1,200

Net interest income after provision for loan losses	18,100	13,023	33,844	24,834
Non-interest income	1,874	929	4,548	2,301
Non-interest expense	10,163	6,070	19,594	12,386

Income before income taxes	9,811	7,882	18,798	14,749
Provision for income taxes	3,641	2,769	7,040	5,193

Net Income	$6,170	$5,113	$11,758	$9,556

Share Data:
Earnings per share—basic	$0.45	$0.39	$0.86	$0.74
Earnings per share—diluted	0.44	0.37	0.83	0.71
Book value per share	8.64	6.63
Tangible book value per share	7.20	6.63
Shares outstanding at period end	13,746,162	13,383,200
Weighted average shares outstanding—basic	13,723,765	13,133,505	13,710,441	12,874,958
Weighted average shares outstanding—diluted	14,141,082	13,707,587	14,155,906	13,465,550

Selected Balance Sheet Data:
Cash and cash equivalents	$28,035	$42,577
Investments and other securities	52,466	82,814
Loans held for sale	52,121	21,577
Gross loans, including net deferred loan fees	1,311,525	768,473
Allowance for loan losses	14,334	9,511
Assets	1,510,619	946,859
Deposits	1,245,305	765,755
Junior subordinated debt	38,661	18,042
Stockholders’ equity	118,767	88,682

Selected Other Balance Sheet Data:
Average assets	$1,443,194	$896,954	$1,362,938	$868,588
Average earning assets	1,367,547	853,765	1,288,871	827,205
Average stockholders’ equity	116,569	82,673	113,255	75,321

Selected Capital Ratios:
Leverage Ratio	9.6%	11.9%
Tier 1 Risk-Based Capital ratio	9.0	11.7
Total Risk-Based Capital ratio	9.9	12.8

Silver State Bancorp and Subsidiaries

Summary Consolidated Financial and Other Data (continued)

(UNAUDITED)

	At or For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data and ratios)
Selected Financial & Performance Ratios:
Return on average assets (1)	1.71%	2.29%	1.74%	2.22%
Return on average stockholders’ equity (1)	21.23	24.81	20.94	25.58
Net interest rate spread (1)(2)	5.04	5.36	4.96	5.32
Net interest margin (1)(3)	5.85	6.40	5.79	6.35
Efficiency ratio (4)	46.55	41.71	47.12	43.71
Loan to deposit ratio	105.32	100.35
Average earning assets to average interest-bearing liabilities	119.34	132.45	119.99	133.23
Average stockholders’ equity to average assets	8.08	9.22	8.31	8.67

Selected Asset Quality Ratios:
Non-performing loans to gross loans (5)	0.01%	0.02%
Non-performing assets to total assets (6)	0.02	0.10
Loans past due 90 days or more and still accruing to total loans	—	—
Allowance for loan losses to gross loans	1.09	1.24
Allowance for loan losses to non-performing loans	12045.38	5695.21
Net charge-offs to average loans outstanding	0.00	0.00	0.00%	0.00%

Selected Other Data:
Number of full service branch offices	12	9

(1)	Annualized for the three month and six month periods ended June 30, 2007 and 2006.
(2)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Efficiency ratio represents non-interest expenses as a percentage of the total of net interest income plus non-interest income.
(5)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.
(6)	Non-performing assets include non-performing loans plus other real estate owned.

Comparison of Financial Condition

Assets. Our total assets increased $301.1 million, or 24.9%, to $1.5 billion at June 30, 2007 as compared to $1.2 billion at December 31, 2006. This increase was due primarily to internally generated loan growth as gross loans grew 29.1% to $1.3 billion as of June 30, 2007 from $1.0 billion as of December 31, 2006.

Loans. Total loans were $1.3 billion at June 30, 2007, an increase of $295.9 million, or 29.1% from December 31, 2006. The majority of the loan growth was in construction and land loans. Commercial real estate and commercial and industrial loans also increased. Our overall growth in loans is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.

As of June 30, 2007 our loan portfolio totaled $1.3 billion, or approximately 87% of our total assets compared to $1.0 billion, or approximately 84% of our total assets as of December 31, 2006. The following table presents the composition of our loan portfolio in dollar amounts at the dates indicated.

	At June 30, 2007	At December 31, 2006

	(In thousands)	(In thousands)
Construction and land	$868,744	$620,167
Commercial real estate	231,090	206,744
Commercial and industrial	135,315	109,134
Single family residential real estate	80,771	80,280
Consumer	4,909	5,789
Leases, net of unearned income	340	411
Net deferred loan fees	(9,644)	(6,882)

Gross loans, net of deferred fees	1,311,525	1,015,643
Less: Allowance for loan losses	(14,334)	(11,200)

	$1,297,191	$1,004,443

Construction and Land Loans. The principal types of our construction loans include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants and entry level residential tract homes. Construction loans comprised approximately 32% of our total loan portfolio at June 30, 2007 compared to approximately 31% at December 31, 2006. On June 30, 2007 and December 31, 2006, our construction loans were as follows:

	At June 30, 2007	At December 31, 2006
Type
	(In thousands)
One- to Four-family	$114,898	$80,276
Multi-Family	52,683	12,820
Hotel	28,823	28,969
Multi-Use	7,243	3,565
Industrial	31,323	31,623
Office	54,659	60,137
Mini-Storage	—	4,562
Retail	118,922	86,926
Other	12,889	4,985

Total Construction	$421,440	$313,863

We classify our land loans as loans on raw land, infill, land development and developed land loans. We consider raw land to be land that has no improvements on it and is located outside of a developed area. Infill is land that has no improvements but is located within a metropolitan area and is surrounded by developed land. Land development loans are loans containing budgeted dollars to finance the onsite improvements upon raw or infill land, and developed land loans consist of loans on land with improvements completed. Land loans comprised approximately 34% of our total loan portfolio at June 30, 2007, including SBA loans compared to approximately 30% at December 31, 2006. On June 30, 2007 and December 31, 2006, our land loans were as follows:

Type	At June 30, 2007	At December 31, 2006

	(In thousands)
Raw	$94,966	$53,347
Infill	81,241	105,057
Land Development	232,148	117,047
Developed Land	38,949	30,853

Total Land	$447,304	$306,304

Construction and development loans typically provide for a reserve budget to service payments for the term of the loan. We believe that reasonable assumptions are made by the loan officer during loan underwriting and confirmed by the Senior Loan Committee during the loan approval process concerning average outstanding loan balance, interest rate, and sales or lease absorption, to determine the appropriate interest reserve budget amount to carry the interest for the term of the loan.

Commercial Real Estate Loans. A significant component of our lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital that are secured by commercial real estate. We have a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. Commercial real estate loans comprised approximately 18% of our total loan portfolio at June 30, 2007 compared to approximately 20% at December 31, 2006. On June 30, 2007 and December 31, 2006, our commercial real estate loans were as follows:

Type	At June 30, 2007	At December 31, 2006

	(In thousands)
Multi-Family	$6,763	$7,159
Hotel	6,016	3,348
Multi-Use	3,023	932
Industrial	45,632	36,832
Office	58,186	45,292
Mini-Storage	9,926	9,951
Retail	82,374	77,924
Other	19,170	25,306

Total Term CRE	$231,090	$206,744

Non-Performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, restructured loans, and other real estate owned, or OREO. In general, loans are placed on non-accrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets that collateralized the loan.

The following table presents information regarding non-accrual loans, accruing loans delinquent 90 days or more, and OREO as of the dates indicated. During the period shown below, we did not have any loans past due 90 days or more and still accruing or interest income that would have been recorded under the original terms of the loans.

	At June 30, 2007	At December 31, 2006

	(Dollars in thousands)
Total non-accrual loans (1)	$119	$132
Restructured loans	—	—
Other real estate owned (OREO)	205	738

Total non-performing assets	324	870

Non-accrual loans to gross loans	0.01%	0.01%
Non performing assets to total assets	0.02%	0.07%
Interest income recognized on nonaccrual loans	$—	$111

(1)	We had no loans past due 90 days or more and still accruing as of the end of each period indicated.

As of June 30, 2007 and December 31, 2006, non-accrual loans totaled $119,000 and $132,000, respectively. Non-accrual loans consisted of 2 loans at June 30, 2007 and at December 31, 2006. We also classify our loans consistent with federal banking regulations using a nine category grading system. We use grades six through nine of our loan grading system to identify potential problem assets. Our potential problem loans were approximately $21.4 million at June 30, 2007 and $12.0 at December 31, 2006. This increase is primarily attributable to two loans totaling $7.7 million that were downgraded by senior management in the second quarter. Both loans are secured by real estate with loan to value ratios within bank policy limits. We do not anticipate any significant loan losses related to these loans at this time.

Allowance for Loan Losses. The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America. We are responsible for the timely and periodic determination of the adequacy of the allowance. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, GAAP and regulatory guidance. We periodically review the assumptions and formula used in determining our allowance for loan losses and make adjustments if required to reflect the current risk profile of our loan portfolio.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	For the Six Months Ended June,
	2007	2006
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$11,200	$8,314
Provisions charged to operating expenses	3,190	1,200
Acquisition	—	—
Recoveries of loans previously charged-off:
Construction and land development	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial and industrial	3	82
Consumer and other	30	1

Total recoveries	33	83

Loans charged-off:
Construction and land development	—	—
Commercial real estate	—	—
Residential real estate	—	44
Commercial and industrial	—	42
Consumer and other	89	—

Total charged-off	89	86

Net charge-offs (recoveries)	56	3

Balance at end of period	$14,334	$9,511

Net charge-offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to gross loans	1.09	1.24

Net charge-offs were $56,000 for the six months ended June 30, 2007, compared to $3,000 for the corresponding period in 2006. The increase in net charge-offs resulted primarily from larger charge-offs during the six months ended June 30, 2007 in consumer loans. Net charge-offs as a percentage of average loans were less than 0.01% for the six months ended June 30, 2007 and for the corresponding period in 2006. The provision for loan losses totaled $3.2 million for the six months ended June 30, 2007, up from the $1.2 provided during the corresponding period in 2006. The increase in the provision for loan losses for the six months ended June 30, 2007 compared to the corresponding period a year ago resulted mainly from the growth in the loan portfolio. The allowance for loan losses was 1.09% of gross loans at June 30, 2007 compared to 1.10% at December 31, 2006.

Securities. Our investment portfolio consists mainly of AAA rated US government agency securities. Our securities are all classified as “available-for-sale” and are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity.

At June 30, 2007 securities totaled $52.5 million, a decrease of $12.9 million or 19.7%, from $65.3 million on December 31, 2006. The decrease in our securities portfolio was primarily due to strong demand for our loan products, which have a higher yield than investment securities. At June 30, 2007, most of our securities had a contractual maturity date of five years or less. These medium to short-term maturities are consistent with our current primary focus and strategy to grow the loan portfolio while using our investment portfolio primarily for liquidity purposes.

The carrying value of our securities available for sale at June 30, 2007 and at December 31, 2006 is set forth below.

	At June 30, 2007	At December 31, 2006
	(In thousands)
U.S. Treasury securities	$9,509	$9,496
U.S. Government-sponsored agencies	38,616	50,038
Mortgage-backed obligations	2,034	3,839
Money market	1,944	1,951
Other debt securities	363	—

Total investment securities	$52,466	$65,324

Premises and Equipment. Our premises and equipment totaled $38.6 million at June 30, 2007, an increase of $6.6 million, or 20.6%, from $32.0 million at December 31, 2006. This increase was primarily due to land purchased for future branch locations and the completion of leasehold improvements in our new corporate office during 2007.

Goodwill. Our goodwill totaled $18.8 million at June 30, 2007 compared to $18.9 million at December 31, 2006. This decrease was due to an adjustment made in finalization of the purchase price allocation related to the acquisition of Choice Bank in 2006. In addition, the acquisition of Choice Bank resulted in a core deposit intangible which, as of June 30, 2007 amounted to $1.0 million compared to $1.1 million at December 31, 2006.

Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $28.0 million at June 30, 2007, a decrease of $7.4 million, or 21.0% from $35.5 million at December 31, 2006. Our focus for the past several years has been to maintain sufficient liquidity not only to satisfy daily operational cash flow needs as they arise from our deposit and administrative activities, but also to allow for adequate loan funding needs as they arise. We generally attempt to limit our cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans, securities or federal funds sold.

Deposits. Total deposits were $1.2 billion at June 30, 2007, an increase of $259.0 million, or 26.3% from December 31, 2006. An increase in interest-bearing deposits was the primary reason for the increase in our deposits during the first quarter of 2007. Interest bearing checking accounts increased $81.0 million, or 18.6%, to $515.9 million at June 30, 2007 from $434.9 million at December 31, 2006. Time deposits also increased $158.9 million, or 43.9% to $521.1 million at June 30, 2007 from $362.1 million at December 31, 2006. These increases were driven by higher rates offered on our deposits and an increased focus on generating deposits from our existing customers. We also believe our deposit gathering efforts benefited from the establishment and maturation of our branch network.

Borrowings. At June 30, 2007, we had $71.6 million in advances from the FHLB, $56.6 million of which were classified as long term borrowings and $15.0 million of which were classified as short term borrowings. Total borrowings from the FHLB have increased $13.6 million, or 23.4%, to $71.6 million at June 30, 2007 from $58.0 million at December 31, 2006. As competition for deposits continues to increase, we anticipate further reliance on FHLB borrowings to supplement the funding of our asset growth. As of June 30, 2007, our remaining borrowing capacity at the FHLB was $19.2 million.

On June 25, 2007, the Company received $20 million in financing pursuant to a 90-day non-revolving term loan. The proceeds of the loan were contributed to Silver State Bank and Choice Bank as capital, thus allowing them to be deemed “well capitalized’ for regulatory purposes at June 30, 2007 without any reduction in assets. Both Silver State Bank and Choice Bank were considered “adequately capitalized” at March 31, 2007, resulting in increased deposit insurance premiums. However, because the Company completed the $20 million financing, the Company believes the impact of the increased deposit assessment due to the two banks being “adequately capitalized” at March 31, 2007 will be limited to only one fiscal quarter. On July 27, 2007 this $20 million term loan was paid off in full using proceeds from our initial registered public offering and trust preferred issuance, which were completed during July 2007.

Junior Subordinated Debt. We had $38.7 million of junior subordinated debentures outstanding at June 30, 2007 and December 31, 2006. Our junior subordinated debt, which is issued to our statutory trust subsidiaries that in turn issue trust preferred securities, is considered long term borrowing for financial reporting purposes but is included as a component of regulatory capital, subject to limitations.

Stockholders’ Equity. Stockholders’ equity increased $12.1 million, or 11.4%, to $118.8 million at June 30, 2007 from $106.6 million at December 31, 2006. The increase is primarily the result of $11.8 million in net income from operations coupled with stock option exercises.

Analysis of Net Interest Income

Net interest income represents the difference between the interest income we earn on our interest-earning assets, such as loans and investment securities, and the expense we pay on interest-bearing liabilities, such as deposits and borrowed funds. Net interest income depends on our volume of interest-earning assets and interest-bearing liabilities and the interest rates we earned or paid on them.

Average Balance Sheet. The following tables present certain information regarding our financial condition and net interest income for the three month periods ended June 30, 2007 and 2006, and the six month periods ended June 30, 2007 and 2006. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields.

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets
Investment Securities-taxable	$53,214	$634	4.78%	$77,144	$708	3.68%
Federal funds sold and other	22,968	258	4.51	20,990	255	4.87
Loans (1) (2)	1,287,071	33,411	10.41	752,745	19,491	10.39
FHLB stock	4,294	40	3.74	2,886	34	4.73

Total earning assets	1,367,547	34,343	10.07%	853,765	20,488	9.63%

Non-interest earning assets
Cash and due from banks	17,377			16,810
Allowance for loan losses	(13,230)			(9,138)
Other assets	71,500			35,517

Total assets	$1,443,194			$896,954

Interest-bearing liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$16,481	$44	1.07%	$18,234	$34	0.75%
Savings and money market	522,192	6,161	4.73	322,216	3,186	3.97
Time deposits	487,380	6,508	5.36	215,003	2,491	4.65

Total interest-bearing deposits	1,026,053	12,713	4.97	555,453	5,711	4.12
Short-term borrowings	27,024	338	5.02	23,614	265	4.50
Long-term debt	54,207	643	4.76	47,472	509	4.30
Junior subordinated debt	38,661	689	7.15	18,042	380	8.45

Total interest-bearing liabilities	1,145,945	14,383	5.03%	644,581	6,865	4.27%

Non-interest bearing liabilities
Non-interest bearing demand deposits	169,333			165,962
Other liabilities	11,347			3,738
Stockholders’ equity	116,569			82,673

Total liabilities and stockholders’ equity	$1,443,194			$896,954

Net interest rate spread (3)			5.04%			5.36%
Net interest income/net interest margin (4)		$19,960	5.85%		$13,623	6.40%

Total interest-earning assets to interest-bearing liabilities	119.34%			132.45%

(1)	Net loan fees of $3.5 million and $2.1 million are included in the yield computation for the three months ended 2007 and 2006 respectively.
(2)	Non-accrual loans have been included in average loan balances.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Annualized.

	For the Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets
Investment Securities-taxable	$57,099	$1,327	4.69%	$76,069	$1,316	3.49%
Federal funds sold and other	18,637	470	5.09	22,794	524	4.64
Loans (1) (2)	1,208,934	61,844	10.32	725,531	36,886	10.25
FHLB stock	4,201	99	4.75	2,811	66	4.73

Total earning assets	1,288,871	63,740	9.97%	827,205	38,792	9.46%

Non-interest earning assets
Cash and due from banks	17,968			17,072
Allowance for loan losses	(12,389)			(8,832)
Other assets	68,488			33,143

Total assets	$1,362,938			$868,588

Interest-bearing liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$18,676	$101	1.09%	$18,796	$72	0.77%
Savings and money market	494,714	11,537	4.70	322,550	6,220	3.89
Time deposits	445,118	11,842	5.36	196,037	4,357	4.48

Total interest-bearing deposits	958,508	23,480	4.94	537,383	10,649	4.00
Short-term borrowings	23,968	657	5.53	21,155	459	4.38
Long-term debt	52,971	1,214	4.62	44,304	927	4.22
Junior subordinated debt	38,661	1,355	7.07	18,042	723	8.08

Total interest-bearing liabilities	1,074,108	26,706	5.01%	620,884	12,758	4.14%

Non-interest bearing liabilities
Non-interest bearing demand deposits	166,499			168,904
Other liabilities	9,076			3,479
Stockholders’ equity	113,255			75,321

Total liabilities and stockholders’ equity	$1,362,938			$868,588

Net interest rate spread (3)			4.96%			5.32%
Net interest income/net interest margin (4)		$37,034	5.79%		$26,034	6.35%

Total interest-earning assets to interest-bearing liabilities	119.99%			133.23%

(1)	Net loan fees of $5.8 million and $4.2 million are included in the yield computation for the six months ended 2007 and 2006 respectively.
(2)	Non-accrual loans have been included in average loan balances.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Annualized.

Rate/Volume Analysis. The following table presents the extent to which the changes in interest rates and the changes in volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

•	changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

	For the Three Months Ended June 30, 2007 v. 2006 Increase (Decrease) Due to Changes in (1)			For the Six Months Ended June 30, 2007 v. 2006 Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest on securities, taxable	$(285)	$211	$(74)	$(441)	$452	$11
Federal funds sold and other	22	(19)	3	(105)	51	(54)
Loans	13,882	38	13,920	24,706	252	24,958
FHLB stock	13	(7)	6	33	—	33

Total interest income	13,632	223	13,855	24,193	755	24,948

Interest expense:
Interest checking	(5)	15	10	(1)	30	29
Savings and money market	2,359	616	2,975	4,015	1,302	5,317
Time deposits	3,637	380	4,017	6,627	858	7,485
Short-term borrowings	43	30	73	77	121	198
Long-term debt	80	54	134	199	88	287
Junior subordinated debt	367	(58)	309	723	(91)	632

Total interest expense	6,481	1,037	7,518	11,640	2,308	13,948

Net increase	$7,151	$(814)	$6,337	$12,553	$(1,553)	$11,000

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of Results of Operations

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from the gain on sale of loans, loan servicing fees, and banking service fees. Other factors contributing to our results of operations include our provisions for loan losses, income taxes, and the level of our non-interest expenses, such as compensation and benefits, occupancy and equipment costs, and other miscellaneous operating expenses.

General. The 20.7% increase in net income in the three months ended June 30, 2007 compared to the corresponding period in 2006 was attributable primarily to an increase in net interest income of $6.3 million and an increase in non-interest income of $945,000, offset by an increase of $1.3 million to the provision for loan losses and an increase of $4.1 million in non-interest expenses. Net income for the six months ended June 30, 2007 increased 23.0% over the corresponding period in 2006, which is due to an increase in net interest income of $11.0 million and an increase in non-interest income of $2.2 million, offset by an increase of $2.0 million to the provision for loan losses and $7.2 million in non-interest expenses. The increase in net interest income for the three and six month periods ended June 30, 2007 over the corresponding periods ended June 30, 2006 was primarily the result of an increase in the volume of interest-earning assets, primarily loans.

Interest and Dividend Income. Total interest and dividend income increased $13.9 million, or 67.6%, to $34.3 million for the three months ended June 30, 2007 from $20.5 million for the corresponding period in 2006. Total interest and dividend income increased $24.9 million, or 64.3%, to $63.7 million for the six months ended June 30, 2007 from $38.8 million for the corresponding period in 2006. These increases are primarily attributable to an increase in the average volume of earning assets, primarily loans. The increase in the average balance of loans reflects a significant increase in our portfolio of construction and land loans. We also experienced increases in the average volume of our commercial real estate and commercial and industrial loan portfolios.

Interest Expense. Total interest expense increased $7.5 million, or 109.5%, to $14.4 million for the three months ended June 30, 2007 from $6.9 million for the corresponding period in 2006. Total interest expense increased $13.9 million, or 109.3%, to $26.7 million for the six months ended June 30, 2007 from $12.8 million for the corresponding period in 2006. These increases primarily reflect an increase in the average balance of interest-bearing deposits, coupled with an increase in the average cost of such funds. In particular, the average balance of our time deposits, one of our highest cost sources of funds, more than doubled reflecting our competitive pricing during these periods. Due to the increase in market interest rates and significant competition for deposits in our markets the average cost of our time deposits increased substantially for the first six months of 2007 compared to the corresponding period in 2006. Interest expense on our savings and money market accounts also increased primarily due to an increase in the average cost of these funds, as well as a significant increase in the average balance. The increase in interest expense also reflects the increase in the average balance of our borrowed funds as we continued to use FHLB borrowings and junior subordinated debt to supplement deposits to fund our operations.

Net Interest Income. The 46.5% increase in net interest income for the three months ended June 30, 2007 compared to the corresponding period in 2006 was due to an increase in interest income of $13.9 million, reflecting the effect of an increase of $513.8 million in average interest-bearing assets which was funded with an increase of $474.0 million in average deposits, of which $3.4 million were non-interest bearing.

Net interest income for the six months ended June 30, 2007 increased 42.3% over the corresponding period in 2006. This was due to an increase in interest income of $24.9 million, reflecting the effect of an increase of $461.7 million in average interest-bearing assets which was funded with an increase of $418.7 million in average deposits which includes a decrease of $2.4 million in average non-interest bearing deposits.

The average yield on our interest-earning assets was 10.07% and 9.97% for the three and six months ended June 30, 2007, respectively, compared to 9.63% and 9.46% for the corresponding periods in 2006. The increase in the yield on our interest-earning assets is a result of an increase in market rates, re-pricing on our adjustable rate loans, and new loans originated with higher interest rates because of the higher interest rate environment. Also, loans, which typically yield more than our other interest-bearing assets, increased as a percent of total interest-bearing assets from 88.2% and 87.7% for the three and six months ended June 30, 2006, respectively, to 94.1% and 93.8% for the corresponding periods in 2007.

The cost of our average interest-bearing liabilities increased to 5.03% and 5.01% in the three and six months ended June 30, 2007, respectively, from 4.27% and 4.14% in the three and six months ended June 30, 2006, respectively, which is a result of higher rates paid on deposit accounts and borrowings.

The net interest margin was 5.85% and 5.79% for the three and six months ended June 30, 2007, respectively, compared to 6.40% and 6.35% for the corresponding periods in 2006. A further compression of our net interest margin is expected to continue for the balance of 2007 from increased funding costs due to significant increased competition for deposits and loans.

Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

Our provision for loan losses was $1.9 million and $3.2 million for the three and six months ended June 30, 2007, respectively, compared to $600,000 and $1.2 million for the corresponding periods in 2006. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors. The increase in the provision for loan losses for the three months and six months ended June 30, 2007 primarily reflects the overall growth of our loan portfolio and the recognition that this growth is primarily due to the increase in construction and land loans which are the riskier segments of our portfolio. For additional information on asset quality, please see “ – Comparison of Financial Condition – Non-performing assets”, “ – Allowance for Loan Losses.”

The ratio of non-performing loans to total loans was 0.01% at June 30, 2007 and at December 31, 2006. The ratio of the allowance for loan losses to non-performing loans was 12,045.4% at June 30, 2007 compared with 8,484.8% at December 31, 2006. The ratio of the allowance for loan losses to total loans was 1.09% at June 30, 2007 compared with 1.10% at December 31, 2006. Non-performing loans decreased slightly to $119,000 at June 30, 2007 from $132,000 at December 31, 2006.

Other Income. We earn non-interest income primarily through gains on sales of loans, fees related to services provided to deposit customers, fees related to services provided to current and potential loan customers.

The following tables present, for the periods indicated, the major categories of non-interest income.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)

	(In thousands)			(In thousands)
Gain on sale of loans	$1,202	$693	$509	$3,033	$1,870	$1,163
Service charges	221	193	28	420	343	77
Investment securities gains (losses), net	—	(3)	3	31	(3)	34
Loan servicing fees, net of amortization	61	10	51	250	49	201
Gain (loss) on disposal of other assets	(16)	(5)	(11)	(16)	(43)	27
Other	406	41	365	830	85	745

Total non-interest income	$1,874	$929	$945	$4,548	$2,301	$2,247

The $945,000, or 101.7%, increase in non-interest income from the three months ended June 30, 2006 to the corresponding period in 2007 was due primarily to an increase in the gain on sales of loans, primarily due to our SBA production loan activity. The $2.2 million, or 97.7% increase in non-interest income from the six months ended June 30, 2006 to the six months ended June 30, 2007 was also due primarily to the increase in the gain on sales of loans.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)

	(In thousands)			(In thousands)
Salaries, wages and employee benefits	$6,414	$3,800	$2,614	$12,244	$7,756	$4,488
Occupancy	852	555	297	1,568	1,085	483
Depreciation and amortization	613	259	354	1,205	509	696
Insurance	552	74	478	621	132	489
Professional fees	463	394	69	1,314	755	559
Advertising, public relations and business development	226	212	14	451	394	57
Customer service expense	100	108	(8)	187	223	(36)
Data processing	48	96	(48)	90	200	(110)
Dues and memberships	36	25	11	74	86	(12)
Directors expense	24	27	(3)	50	54	(4)
Loss on other real estate owned	—	—	—	182	—	182
Other	835	520	315	1,608	1,192	416

Total non-interest expense	$10,163	$6,070	$4,093	$19,594	$12,386	$7,208

Non-interest expense grew $4.1 million and $7.2 million, respectively, from the three and six months ended June 30, 2006 to the corresponding periods in 2007. Those increases are attributable to our overall growth, and specifically to the opening of new branches and hiring of new loan officers and other employees. At June 30, 2007, we had 310 full-time equivalent employees compared to 189 at June 30, 2006. We recognized $121,000 and $223,000 of stock based compensation expense pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123R, Share Based Payment for the three and six months ended June 30, 2007, respectively, compared to $54,000 and $90,000 for the corresponding periods in 2006. Occupancy and depreciation expense increased $651,000 and $1.2 million, respectively, from the three and six months ended June 30, 2006 to the corresponding periods in 2007 as a result of additional property and fixed assets relating to our new branch offices opened since June 30, 2006 and our new administrative center. Professional fees increased by $69,000 and $559,000, respectively, from the three and six months ended June 30, 2006 to the corresponding periods in 2007 due to the increase in the size and complexity of our company and increased compliance and regulatory costs. Insurance expense increased by $478,000 and $489,000, respectively for the three and six month periods ended June 30, 2006 to the corresponding periods in 2007 due primarily to an increase in FDIC deposit insurance assessments. At March 31, 2007, both Silver State Bank and Choice Bank were deemed to be adequately capitalized, resulting in increased deposit insurance premiums. On June 25, 2007, the Company received $20 million in financing pursuant to a 90-day non-revolving term loan. The proceeds of the loan were contributed to Silver State Bank and Choice Bank as capital, thus allowing them to be deemed “well capitalized” for regulatory purposes at June 30, 2007 without any reduction in assets. Because the Company completed the $20 million financing, the Company believes the impact of the increased deposit assessment due to the two banks being “adequately capitalized” at March 31, 2007 will be limited to only one fiscal quarter.

Income Taxes. Income tax expense increased $872,000, or 31.5%, to $3.6 million for the three months ended June 30, 2007 from $2.8 million for the three months ended June 30, 2006. Income tax expense increased $1.8 million, or 35.6%, to $7.0 million for the six months ended June 30, 2007 from $5.2 million for the six months ended June 30, 2006. Our effective federal income tax rate was 37.1% and 37.5%, respectively, for the three and six months ended June 30, 2007, compared to 35.1% and 35.2%, respectively, for the three and six months ended June 30, 2006. The increase in our effective tax rate is due primarily to increasing state income tax apportionment as a result of the Arizona operation and an increase in certain nondeductible expenses, such as stock based compensation expense associated with incentive stock options as a result of our adoption of SFAS 123R on January 1, 2006.

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Our primary sources of funds are cash received from scheduled amortization and prepayments of loans, new deposits, borrowed funds, maturities and calls of investment securities and funds provided by our operations. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to twenty times the amount of FHLB stock owned.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

We experienced an increase in deposits of $259.0 million during the six months ended June 30, 2007 compared with a net increase of $120.3 million during the six months ended June 30, 2006. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors.

For the six months ended June 30, 2007, we experienced a net increase in other borrowed funds, federal funds purchased and securities sold under repurchase agreements of approximately $23.1 million, compared to a net decrease of $4.8 million during the six months ended June 30, 2006. The net decrease in the first six months of 2006 reflects our ability to fund our asset growth primarily through deposits. Borrowed funds increased to $130.3 million at June 30, 2007 from $96.7 million at December 31, 2006. The increase in borrowed funds helped to continue to fund our asset growth.

Our primary use of funds is for the origination of construction and land loans, commercial loans and commercial real estate loans. Our net increase in total loans was $295.4 million during the six months ended June 30, 2007 compared with $122.6 million during the six months ended June 30, 2006. The increase in net loans for the first six months of 2007 reflected the overall increase in demand for commercial loans in the markets in which we operate.

Cash flow from our investment activities included purchases of securities for our investment portfolio during the six months ended June 30, 2007 which were $18.4 million, compared with $67.6 million during the six months ended June 30, 2006.

The decrease in purchase of securities reflected the strong demand for our loan products, which are higher yielding interest-earning assets. The proceeds from the maturity of securities available for sale were $26.9 million during the six months ended June 30, 2007 compared with $44.3 million during the six months ended June 30, 2006. The proceeds from sale of securities available for sale were $4.3 million during the six months ended June 30, 2007 compared with $19.1 million during the six months ended June 30, 2006.

Other sources of liquidity for Silver State Bancorp may include dividend payments from our subsidiary banks. During 2006 and the first six months of 2007, Silver State Bancorp did not receive any capital distributions from its subsidiary banks. Applicable federal and state law may limit the amount of capital distributions our bank subsidiaries may make.

On June 25, 2007, the Company received $20 million in financing pursuant to a 90-day non-revolving term loan. The proceeds of the loan were contributed to Silver State Bank and Choice Bank as capital, thus allowing them to be deemed “well capitalized” for regulatory purposes at June 30, 2007 without any reduction in assets. Both Silver State Bank and Choice Bank were considered “adequately capitalized” at March 31, 2007, resulting in increased deposit insurance premiums. However, because the Company completed the $20 million financing, the Company believes the impact of the increased deposit assessment due to the two banks being “adequately capitalized” at March 31, 2007 will be limited to only one fiscal quarter.

Although the $20 million financing allowed the two banks to be “well capitalized” as of June 30, 2007, it did not increase the Company’s consolidated capital or affect the Company’s capital status as a bank holding company. As a result of the Company’s continued growth, at June 30, 2007, the Company as a bank holding company was deemed to be “adequately capitalized” pursuant to regulatory capital definitions with a total capital to risk weighted assets of 9.9%, Tier 1 capital to risk weighted assets of 9.0% and a Tier 1 capital to average assets, or leverage, ratio of 9.6%. On July 23, 2007 we completed our initial registered public offering of common stock raising approximately $25.8 million of net proceeds or $30.0 million of net proceeds if the over allotment is exercised in full by the underwriters. On July 24, 2007, the company issued $30 million of trust preferred securities, in a private placement, similar to our previous trust preferred securities issuances. The Company expects the proceeds from the issuance to count as capital for regulatory capital purposes. The issuance was part of a pooled offering involving other participating issuers, and was made pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. As a result of the issuance of trust preferred securities and the closing of the initial registered public offering, the Company will again be classified as well capitalized for regulatory purposes.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of our subsidiary banks. These arrangements are primarily commitments to originate and purchase loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2007 and did not have any such hedging transactions in place at June 30, 2007, which would create other off-balance sheet arrangements.

We have also committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the holders of trust preferred securities to the extent that Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV and Silver State Capital Trust V have not made such payments or distributions: (1) accrued and unpaid distributions, (2) the redemption price, and (3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. We do not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition cash flows, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have any such future effects.

We also have entered into long-term contractual obligations consisting of advances from Federal Home Loan Bank (FHLB). These advances are secured with collateral generally consisting of securities. As of June 30, 2007, these long-term FHLB advances totaled $56.6 million and will mature by October 25, 2010.

Our commitments associated with commitments to extend credit were $565.7 million at June 30, 2007 compared to $381.8 million at December 31, 2006. Our commitments associated with standby letters of credit were $3.8 million at June 30, 2007 compared to $5.4 million at December 31, 2006.

During the six months ended June 30, 2007, the Company has entered into three lease agreements for future branch locations. Two of the leases have a term of ten years and aggregate initial annual lease payments of approximately $244,000. The third lease has a term of twenty years and an initial annual lease commitment of approximately $300,000. Each of these agreements requires incremental rental increases over the lease terms as outlined in each respective lease agreement.

Critical Accounting Policies

Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2006, included in our Registration Statement on Form S-1, contains a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with the Audit Committee and our Board of Directors. The following is a discussion of these critical accounting policies and significant estimates. Additional information about these policies can be found in Note 1 of the Audited Consolidated Financial Statements filed with the Company’s Form S-1.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan loss that we believe is adequate to absorb losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, trends in volume and terms of loans, collateral value, changes in loan policies, national and local market economic trends, size and complexity of credits, credit concentrations, peer group comparisons and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. We also closely evaluate each credit graded “watch list/special mention” and below to individually assess the appropriate specific loan loss reserve on such credits. In addition to ongoing internal loan review monitoring and risk assessment, management utilizes independent loan review firms to review our loan underwriting and credit administration practices, which also assists management with determining the appropriateness of our allowance for loan losses.

Our primary lending emphasis is commercial real estate loans, construction loans and land acquisition and development loans for both residential and commercial projects. As a result of our lending practices, we also have a concentration of loans secured by real property located in Nevada. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the economy, generally, and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are made on both a specific and general basis. Specific allowances are provided on impaired credits pursuant to SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The general component of the allowance for loan losses is based on historical loss experience and adjusted for qualitative and environmental factors pursuant to SFAS No. 5 “Accounting for Contingencies” and other related regulatory guidance. At least annually, we review the assumptions and formulas related to our general valuation allowances in an effort to update and to refine our allowance for loan losses in light of the various factors described above.

We consider the ratio of the allowance for loan losses to total loans at December 31, 2006 and June 30, 2007, given the primary emphasis and current market conditions, to be at an acceptable level. Furthermore, the increase in the allowance for loan losses during 2006 and the first six months of 2007 reflected the growth in the loan portfolio, the low levels of loan charge-offs, the stability in the real estate market and the resulting stability in our overall loan quality.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Asset Impairment Judgments. Certain of our assets are carried in our consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans discussed above, another significant impairment analysis relates to other than temporary declines in the value of our securities.

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders’ equity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair market value through a charge to current period income. The market values of our securities are significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on published or securities dealers’ market values.

Valuation of Servicing Rights. We generally retain the right to service the guaranteed and unguaranteed portion of SBA loans sold to others. We generally receive a standard fee for providing this servicing function. The cost allocated to the servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income. This asset is included in other assets in the accompanying balance sheets.

Servicing rights are periodically evaluated for impairment. Servicing rights are stratified based on origination dates. Fair values are estimated using a discounted cash flow model which utilizes various assumptions including prepayment speeds and current market rates of interest or other available information. As of December 31, 2006, we had total servicing rights of $705,000. As of June 30, 2007, we had total servicing rights of $950,000. No impairments were recognized during the six months ended June 30, 2007 or the year ended December 31, 2006.

Goodwill Impairment. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. We use the quoted market price of our common stock on our impairment testing date and allocate the fair value to our reporting units. If the fair value of our reporting unit with goodwill exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our reporting unit with goodwill is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

We would test our goodwill for impairment between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately affect the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During 2006, the market yield curve inverted, primarily due to increases in short-term market interest rates. During the first six months of 2007, the market yield curve has alternatively inverted or been flat. This interest rate environment had an adverse impact on our net interest income as our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in long-term interest rates.

The impact of interest rate changes on our interest income is generally felt in later periods than the impact on our interest expense due to the timing of the recording on the balance sheet of our interest-earning assets and interest-bearing liabilities. The recording of interest-earning assets on the balance sheet generally lags the current market due to normal delays of up to three months between the time we commit to originate or purchase a loan and the time we fund the loan, while the recording of interest-bearing liabilities on the balance sheet generally reflects the current market rates.

Our primary source of funds has been deposits, consisting primarily of interest-bearing checking accounts and time deposits, which have substantially shorter terms to maturity than our loan portfolio. We use securities sold under agreements to repurchase and FHLB advances as additional sources of funds. These borrowings generally have a long-term to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk. Certain of these borrowings have call options that could shorten their maturities in a changing interest rate environment.

There have not been any material changes in the market risk disclosure contained in the Company’s Form S-1, as amended, filed with the Securities and Exchange Commission on April 13, 2007.

ITEM 4.	Controls and Procedures

Corey L. Johnson, our President and Chief Executive Officer, and Michael J. Threet, our Chief Financial Officer and Chief Operating Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operation.

ITEM 1A.	Risk Factors

For a summary of risk factors relevant to our operations, see our Final Prospectus filed pursuant to Rule 424(b)(4) on July 18, 2007. There has been no material change in risk factors relevant to our operations since July 18, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver State Bancorp

Dated:	August 10, 2007	By:	/s/ Michael J. Threet
Michael J. Threet
Chief Financial Officer and Chief Operating Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Identification of Exhibit
31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.