Form 10-Q
period 2007-09-30
Silver State Bancorp
filed 2007-11-09
CIK 1362719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding: 15,288,307 shares as of October 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Silver State Bancorp and Subsidiaries

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(Dollars in thousands)

(UNAUDITED)

	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$21,322	$27,063
Federal funds sold	11,254	8,416

Total cash and cash equivalents	32,576	35,479
Securities available for sale	52,988	65,324
Federal Home Loan Bank stock, at cost	4,359	3,382
Loans held for sale	63,288	34,053
Loans, net of allowance for losses of $16,718 and and $11,200, respectively	1,442,065	1,004,443
Premises and equipment, net	39,441	32,033
Accrued interest receivable	9,657	7,236
Deferred taxes, net	3,977	2,441
Other real estate owned	110	738
Goodwill	18,835	18,934
Intangible asset, net of amortization of $202 and $64, respectively	961	1,100
Prepaids and other assets	5,752	4,355

Total assets	$1,674,009	$1,209,518

Liabilities and Stockholders’ Equity
Deposits:
Non-interest bearing demand	$185,331	$169,429
Interest bearing:
Checking	531,913	434,906
Savings	20,115	19,806
Time, $100 and over	238,568	197,493
Other time	380,142	164,637

Total deposits	1,356,069	986,271
Accrued interest payable and other liabilities	17,564	6,356
Securities sold under repurchase agreements	2,099	13,602
Federal Home Loan Bank advances and other borrowings:
Short-term borrowings	20,000	8,000
Long-term borrowings	56,600	50,000
Junior subordinated debt	69,589	38,661

Total liabilities	1,521,921	1,102,890

Stockholders’ Equity
Preferred stock, par value of .001 cents; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of .001 cents; 60,000,000 shares authorized; shares issued 2007: 15,804,565; 2006: 14,224,172; shares outstanding 2007: 15,267,232; 2006: 13,687,109	16	14 **
Additional paid-in capital	78,024	51,665
Retained earnings	76,113	57,145
Accumulated other comprehensive income (loss)	37	(101)

	154,190	108,723
Less cost of treasury stock, 2007: 537,333 shares, 2006: 537,063 shares	(2,102)	(2,095)

Total stockholders’ equity	152,088	106,628

Total liabilities and stockholders’ equity	$1,674,009	$1,209,518

See Notes to Consolidated Financial Statements.

**	Common stock and additional paid in capital as of December 31, 2006 have been adjusted to reflect the change in par value on common stock from .10 to .001. See Note 12.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Income

For the three months and nine months ended September 30, 2007 and 2006

(Dollars in thousands, except per share information)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income on:
Loans, including fees	$37,831	$22,651	$99,675	$59,537
Securities, taxable	689	831	2,016	2,147
Dividends on FHLB stock	55	37	154	103
Federal funds sold and other	222	254	692	778

Total interest income	38,797	23,773	102,537	62,565

Interest expense on:
Deposits	14,164	7,889	37,644	18,538
Federal funds purchased and securities sold under repurchase agreements	72	151	314	493
Short-term borrowings	379	59	794	176
Long-term borrowings	681	552	1,895	1,479
Junior subordinated debt	1,091	566	2,446	1,289

Total interest expense	16,387	9,217	43,093	21,975

Net interest income	22,410	14,556	59,444	40,590
Provision for loan losses	2,420	817	5,610	2,017

Net interest income after provision for loan losses	19,990	13,739	53,834	38,573

Other income:
Gain on sale of loans	1,044	1,261	4,077	3,013
Net realized gain (loss) on sale of available for sale securities	—	(14)	31	(17)
Service charges on deposit accounts	231	164	651	507
Loan servicing fees, net of amortization	18	96	268	145
Other income	653	212	1,483	415
Loss on disposal of other assets	—	—	(16)	(43)

Total non-interest income	1,946	1,719	6,494	4,020

Non-interest expense:
Salaries, wages and employee benefits	6,321	4,319	18,565	12,075
Occupancy	949	724	2,517	1,809
Depreciation and amortization	650	375	1,855	884
Insurance	334	75	955	207
Professional fees	733	237	2,047	992
Advertising, public relations and business development	255	141	706	535
Customer service expense	83	71	270	294
Data processing	32	108	122	308
Dues and memberships	40	27	114	113
Directors expense	27	28	77	82
(Gain) loss on other real estate owned	(50)	—	132	—
Other	1,077	639	2,685	1,831

Total non-interest expense	10,451	6,744	30,045	19,130

Income before income taxes	11,485	8,714	30,283	23,463
Income taxes	4,275	3,071	11,315	8,264

Net income	$7,210	$5,643	$18,968	$15,199

Comprehensive income	$7,405	$5,921	$19,106	$15,520

Basic income per common share	$0.49	$0.42	$1.35	$1.16

Diluted income per common share	$0.47	$0.40	$1.31	$1.12

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2007

(Dollars in thousands)

(UNAUDITED)

Description	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2006		$14	$51,665	$57,145	$(101)	$(2,095)	$106,628
Issuance of 1,500,000 shares of common stock, net of offering costs of $4,530		2	25,468				25,470
Stock options exercised, including tax benefit of $86		—	459	—	—	—	459
Stock-based compensation expense		—	427	—	—	—	427
Purchase of treasury stock (270 shares)		—	5	—	—	(7)	(2)
Comprehensive income:
Net income	$18,968	—	—	18,968	—	—	18,968
Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period, net of taxes of $80	157
Less reclassification adjustment for gains included in net income, net of taxes of $12	(19)

Net unrealized gain	138	—	—	—	138	—	138

	$19,106

Balance, September 30, 2007		$16	$78,024	$76,113	$37	$(2,102)	$152,088

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006

(Dollars in thousands)

(UNAUDITED)

	2007	2006
Cash Flows from Operating Activities
Net income	$18,968	$15,199
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of securities	(31)	17
Loss on disposal of other assets	16	43
Loss on other real estate owned transactions	132	—
Depreciation and amortization	1,855	884
Net accretion of securities premiums and discounts	(12)	(132)
Provision for loan losses	5,610	2,017
Stock-based compensation expense	427	265
Increase in loans held for sale, net	(29,585)	(16,523)
Increase in accrued interest receivable and other assets	(2,615)	(2,152)
Increase in accrued interest payable and other liabilities	9,592	2,897

Net cash provided by operating activities	4,357	2,515

Cash Flows from Investing Activities
Purchases of securities available for sale	(25,524)	(69,695)
Proceeds from maturities of securities available for sale	34,410	44,700
Proceeds from sales of securities available for sale	4,306	26,927
Net increase (decrease) in money market funds	(238)	11
Purchase of Federal Home Loan Bank stock	(977)	(239)
Net increase in loans	(443,185)	(160,139)
Purchase of premises and equipment	(9,373)	(10,801)
Proceeds from sales of premises and equipment	50	17
Proceeds from sale of (cash paid for) other real estate owned	449	(430)
Cash paid for acquisition, net	—	(15,171)

Net cash used in investing activities	(440,082)	(184,820)

Cash Flows from Financing Activities
Net increase in deposits	369,798	183,387
Net increase (decrease) in other borrowed funds, federal funds purchased and securities sold under repurchase agreements	7,097	(8,881)
Proceeds from issuance of junior subordinated debt	30,000	27,500
Repayment of junior subordinated debt	—	(7,500)
Excess tax benefit related to option exercises	86	2,145
Proceeds from stock issuance	25,470	10,682
Stock option and treasury stock transactions	371	3,593

Net cash provided by financing activities	432,822	210,926

Increase (decrease) in cash and cash equivalents	(2,903)	28,621
Cash and cash equivalents, beginning	35,479	49,773

Cash and cash equivalents, ending	$32,576	$78,394

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 1. Nature of Banking Activities and Summary of Significant Accounting Policies

Nature of banking activities

Silver State Bancorp (the “Company”) is a bank holding company headquartered in Henderson, Nevada, providing a full range of banking services to commercial and consumer customers. The Company has two consolidated wholly-owned subsidiaries. Silver State Bank is a Nevada State chartered bank providing a full range of commercial and consumer bank products through ten branches located in the Las Vegas, Nevada metropolitan area. On September 5, 2006, the Company acquired a second subsidiary, Choice Bank, with two full-service branches. The Company also operates loan production offices located in Nevada, California, Washington, Oregon, Utah, Colorado and Florida. The Company’s business is concentrated in southern Nevada and central Arizona and is subject to the general economic conditions of these areas. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

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

Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

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

Components used in computing EPS for the three months and nine months ended September 30, 2007 and 2006 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$7,210	$5,643	$18,968	$15,199

Average number of common shares outstanding	14,863,274	13,390,095	14,098,942	13,048,558
Effect of dilutive options	340,621	558,853	410,517	580,012

Average number of dilutive shares outstanding	15,203,895	13,948,948	14,509,459	13,628,570

Basic EPS	$0.49	$0.42	$1.35	$1.16
Diluted EPS	$0.47	$0.40	$1.31	$1.12

Certain shares were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. For the three months ended September 30, 2007, the Company had 291,775 options that were excluded from the computation of diluted EPS. The Company had no options that were excluded from the computation of diluted EPS for the three months ended September 30, 2006.

Goodwill

Pursuant to SFAS No. 141, the Company finalized its purchase price allocation related to the acquisition of Choice Bank during the first quarter of 2007. The finalizing resulted in an adjustment to goodwill of $99.

Current accounting developments

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The Company has adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial statements and a cumulative adjustment was not recorded.

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

Reclassifications

Certain amounts in the balance sheet as of December 31, 2006 were reclassified to conform to the presentation adopted as of September 30, 2007. Specifically, approximately $30,000 has been reclassified from time deposits, $100 and over to other time deposits. This reclassification was made to be consistent with regulatory reporting requirements that were revised in 2007. There was no effect on total deposits, stockholders’ equity, or net income as a result of the reclassification.

Note 2. Loans

The composition of the Company’s net loans as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
Commercial and industrial	$148,363	$109,134
Real estate:
Commercial	242,569	206,744
Construction, land development, and other land loans	985,722	620,167
Single family residential	86,129	80,280
Consumer installment	4,915	5,789
Leases, net of unearned income	321	411
Less net deferred loan fees	(9,236)	(6,882)

Gross Loans	1,458,783	1,015,643
Less allowance for loan and lease losses	(16,718)	(11,200)

Net Loans	$1,442,065	$1,004,443

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 2. Loans (continued)

Changes in the allowance for loan losses for the three months and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning	$14,334	$9,511	$11,200	$8,314
Acquisition	—	663	—	663
Provision charged to operating expense	2,420	817	5,610	2,017
Less amounts charged off	(42)	(461)	(131)	(547)
Recoveries	6	14	39	97

Balance, ending	$16,718	$10,544	$16,718	$10,544

At September 30, 2007, total nonaccrual loans were $835. There were not any loans past due 90 days or more and still accruing interest.

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

The Company would recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company has not recognized or accrued any interest or penalties for the three months and nine months ended September 30, 2007 and 2006.

Note 4. Deposits

At September 30, 2007, six customer balances, including our five largest depositors, totaling $435,327 comprised 32% of total deposits. These six customer balances constitute all our brokered deposits at September 30, 2007. Of these deposits at September 30, 2007, $212,579 are interest bearing demand deposit accounts, $37,610 are time deposits, $100 and over, and $185,138 are other time deposits. At December 31, 2006, three customer balances, which were our three largest depositors, totaling $190,308 comprised 19% of total deposits. These three customer balances constitute all our brokered deposits at December 31, 2006. Of these deposits at December 31, 2006, $96,455 are interest bearing demand deposit accounts, $63,853 are time deposits, $100 and over, and $30,000 are other time deposits.

As of September 30, 2007 and December 31, 2006 approximately $50,897 and $56,440, respectively, of the Company’s non-interest bearing demand deposits consisted of demand accounts maintained by title insurance and qualified intermediary companies.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 5. Other Borrowed Funds

The Company has a line of credit available from the Federal Home Loan Bank of San Francisco (FHLB). Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the borrowing. FHLB borrowings may be subject to prepayment penalties. The remaining borrowing capacity at September 30, 2007 with the FHLB was approximately $16,501. Advances at September 30, 2007 have maturity dates as follows:

Maturity Date	Interest Rates as of September 30, 2007	Long Term	Short Term
2007	4.76%-4.84%	$—	$20,000
2008	3.67%-5.23%	26,600	—
2009	4.67%-5.22%	20,000	—
2010	4.75%	10,000	—

		$56,600	$20,000

Note 6. Junior Subordinated Debt

In July 2007, the Company, through a newly formed unconsolidated subsidiary, Silver State Capital Trust VI, issued $30,000 of trust preferred securities. Silver State Capital Trust VI used the proceeds from this issuance to acquire $30,928 of junior subordinated debt of the Company, which constitutes the sole asset of Silver State Capital Trust VI. The junior subordinated debt requires quarterly interest payments and matures in 2037. This debt carries an adjustable interest rate of 3 month libor plus 1.35% and is prepayable at par starting in September 2012. The trust preferred securities have the same prepayment provision as the junior subordinated debt. The Company also has four other unconsolidated subsidiaries, Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV, and Silver State Capital Trust V, that have issued in the aggregate $37,500 of trust preferred securities, in addition to the $30,000 issued by Silver State Capital Trust VI. The proceeds for all of the issuances were used to acquire an aggregate total of $69,589 of junior subordinated debt. The Company has fully and unconditionally guaranteed all the trust preferred securities and all obligations of each of these unconsolidated subsidiaries, which rank subordinate and junior in right of payment to all other liabilities of the Company. The proceeds from the issuance of the junior subordinated debt are being used for general corporate purposes.

Note 7. Commitments and Contingencies

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Financial instruments with off-balance-sheet risk

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk is as follows:

	September 30, 2007	December 31, 2006
Commitments to extend credit	$552,939	$381,758
Standby letters of credit	2,871	5,391

	$555,810	$387,149

Concentrations

The Company has a high concentration in real estate construction and land loans. At September 30, 2007, approximately 38% of real estate loans were classified as real estate construction loans and 37% of real estate loans were classified as land loans. In addition, commercial real estate loans represent approximately 19% of total real estate loans as of September 30, 2007. Approximately 60% of commercial real estate loans are owner occupied.

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

Lease commitments

During the nine months ended September 30, 2007, the Company has entered into eight lease agreements for future branch locations. One of the leases has a term of three years and aggregate initial annual lease payments of approximately $94. Two of the leases have a term of ten years and aggregate initial annual lease payments of approximately $244. Two of the leases have a term of twenty years and aggregate initial annual lease payments of approximately $480. The remaining three leases have a term of fifteen years and aggregate initial annual lease payments of approximately $982. Each of these agreements requires incremental rental increases over the lease terms as outlined in each respective lease agreement.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 8. Stock Options and Restricted Stock

The Company’s 2006 Omnibus Equity Plan is discussed in Note 14 of the audited financial statements.

During the nine months ended 2007, the Company granted 88,300 incentive stock options and 8,800 shares of restricted stock to various employees and granted 40,000 incentive stock options to key officers. The options had a weighted average exercise price of $23.18. 40,050 incentive stock options vest at 25% per year, 40,000 incentive stock options vest at 50% per year, and 48,250 cliff vest after 4 years. The restricted stock cliff vests after 4 years. The total expense to be recognized on these stock based awards granted during the nine months ended September 30, 2007 is approximately $1,297, and will be recorded over the vesting period. 72,093 stock options were exercised, 59,120 options and 500 shares of restricted stock were forfeited, during the nine months ended September 30, 2007. These exercised and forfeited options had a weighted average exercise price of $5.25 and $20.29, respectively.

Note 9. Regulatory Capital Requirements

To be categorized as well capitalized, the Company and the Banks must maintain total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table below. As of September 30, 2007, the Company and the Banks meet the regulatory guidelines to be categorized as well capitalized for all regulatory purposes.

The actual capital amounts and ratios for the Banks and the Company as of September 30, 2007 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Total Capital (to Risk Weighted Assets)
Company	$216,581	12.7%	$136,448	8.0%	$170,560	10.0%
Silver State Bank	$173,011	11.4%	$121,767	8.0%	$152,209	10.0%
Choice Bank	$19,666	10.8%	$14,615	8.0%	$18,269	10.0%
Tier I Capital (to Risk Weighted Assets)
Company	$182,894	10.7%	$68,224	4.0%	$102,336	6.0%
Silver State Bank	$157,988	10.4%	$60,884	4.0%	$91,325	6.0%
Choice Bank	$17,831	9.8%	$7,307	4.0%	$10,961	6.0%
Tier I Capital (to Average Assets)
Company	$182,894	11.6%	$63,313	4.0%	$79,141	5.0%
Silver State Bank	$157,988	11.4%	$55,536	4.0%	$69,419	5.0%
Choice Bank	$17,831	9.1%	$7,842	4.0%	$9,803	5.0%

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 10. Segment Reporting

The following is a summary of selected operating segment information as of and for the periods ended September 30, 2007 and 2006:

	Silver State Bank	Choice Bank of Arizona	All Other	Intersegment Eliminations	Consolidated Company
At September 30, 2007:
Assets	$1,446,415	$224,682	$25,438	$(22,526)	$1,674,009
Gross Loans and deferred fees	1,265,153	193,630	—	—	1,458,783
Less: Allowance for loan losses	(14,898)	(1,820)	—	—	(16,718)

Net Loans	1,250,255	191,810	—	—	1,442,065

Deposits	1,215,797	162,798	—	(22,526)	1,356,069
Stockholders’ equity	158,058	37,626	(43,596)	—	152,088

Three months ended September 30, 2007:
Net interest income (loss)	$20,719	$2,918	$(1,227)	$—	$22,410
Provision for loan losses	1,975	445	—	—	2,420

Net interest income (loss) after provision for loan losses	18,744	2,473	(1,227)	—	19,990
Noninterest income	1,534	410	2	—	1,946
Noninterest expense	8,025	2,069	357	—	10,451

Income (loss) before income taxes	12,253	814	(1,582)	—	11,485
Income tax expense (benefit)	4,533	334	(592)	—	4,275

Net income (loss)	$7,720	$480	$(990)	$—	$7,210

Nine months ended September 30, 2007:
Net interest income (loss)	$55,095	$6,953	$(2,604)	$—	$59,444
Provision for loan losses	4,625	985	—	—	5,610

Net interest income (loss) after provision for loan losses	50,470	5,968	(2,604)	—	53,834
Noninterest income	4,993	1,440	61	—	6,494
Noninterest expense	23,717	5,668	660	—	30,045

Income (loss) before income taxes	31,746	1,740	(3,203)	—	30,283
Income tax expense (benefit)	11,749	699	(1,133)	—	11,315

Net income (loss)	$19,997	$1,041	$(2,070)	$—	$18,968

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 10. Segment Reporting (continued)

	Silver State Bank	Choice Bank of Arizona	All Other	Intersegment Eliminations	Consolidated Company
At September 30, 2006:
Assets	$993,730	$149,512	$10,716	$(8,781)	$1,145,177
Gross Loans and deferred fees	808,557	100,736	—	—	909,293
Less: Allowance for loan losses	(9,863)	(681)	—	—	(10,544)

Net Loans	798,694	100,055	—	—	898,749

Deposits	824,539	116,562	—	(8,704)	932,397
Stockholders’ equity	95,028	31,657	(28,014)	—	98,671

Three months ended September 30, 2006:
Net interest income (loss)	$14,751	$372	$(567)	$—	$14,556
Provision for loan losses	800	17	—	—	817

Net interest income (loss) after provision for loan losses	13,951	355	(567)	—	13,739
Noninterest income	1,591	100	28	—	1,719
Noninterest expense	6,425	317	2	—	6,744

Income (loss) before income taxes	9,117	138	(541)	—	8,714
Income tax expense (benefit)	3,196	58	(183)	—	3,071

Net income (loss)	$5,921	$80	$(358)	$—	$5,643

Nine months ended September 30, 2006:
Net interest income (loss)	$41,503	$372	$(1,285)	$—	$40,590
Provision for loan losses	2,000	17	—	—	2,017

Net interest income (loss) after provision for loan losses	39,503	355	(1,285)	—	38,573
Noninterest income	3,892	100	28	—	4,020
Noninterest expense	18,508	317	305	—	19,130

Income (loss) before income taxes	24,887	138	(1,562)	—	23,463
Income tax expense (benefit)	8,723	58	(517)	—	8,264

Net income (loss)	$16,164	$80	$(1,045)	$—	$15,199

Note 11. Initial Public Offering

In July 2007, the Company issued 1,500,000 shares of its $.001 par value common stock in an underwritten public offering at a price to the public of $20.00 per share. The proceeds after discounts, commissions, and other costs totaling approximately $4,530 were $25,470.

Note 12. Stockholders’ Equity

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

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 13. Subsequent Events

In October 2007, we pledged additional collateral with the FHLB increasing our borrowing capacity. Subsequently, we received an additional $34,000 in advances from the FHLB which mature in April 2008 and were classified as short-term borrowings. These advances have interest rates ranging from 4.70%—4.73%. As of October 31, 2007, our remaining borrowing capacity at the FHLB was $29,231.

The Company granted 885 shares of restricted stock to directors of Choice Bank for services performed, 17,500 incentive stock options to employees, and 5,000 incentive stock options to a key officer in October 2007.

In October 2007, the Company entered into an agreement for a two year lease related to a future branch location. Minimum future lease payments under this lease will be approximately $81 and commence in 2007.

In October 2007, the Company entered into an agreement for a 20 1/2 month lease related to a future branch location. Minimum future lease payments under this lease will be approximately $72 and commence in 2008.

In October 2007, one of our five largest depositors as of September 30, 2007 withdrew approximately $60,000 in deposits from the Company as a result of the depositor being acquired by another company. These deposits were considered to be brokered deposits for regulatory purposes. Subsequent to the withdrawal of these deposits, the Company received approximately $60,000 in deposits from another customer who was one of our five largest depositors as of September 30, 2007. The terms for the new deposits were consistent with the terms offered to our other large depositors as well as the terms of the $60,000 in deposits which were withdrawn. These new deposits are also considered to be brokered deposits for regulatory purposes.

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

Available Information

Our internet website address is www.silverstatebancorp.com. Financial information, including our registration statement on Form S-1, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those filings and all our future periodic filings are or will be available on the SEC’s website at www.sec.gov.

Executive Summary

We are a Nevada corporation formed on January 21, 1999 to acquire all of the issued and outstanding stock of Silver State Bank and to engage in the business of a bank holding company under the Bank Holding Company Act of 1956, as amended. Silver State Bank was formed in July 1996, as a commercial bank headquartered in Henderson, Nevada. On September 5, 2006 we acquired Choice Bank. Choice Bank is an Arizona state-chartered bank that was formed on January 28, 2002.

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

On July 23, 2007, we completed our initial registered public offering of common stock raising approximately $25.5 million of net proceeds. We are using the net proceeds for general corporate purposes, including but not limited to the repayment of outstanding debt, the formation of additional new banks in new market areas with attractive growth prospects, the acquisition of other commercial banks or financial service companies, the addition of new branches in existing and contiguous markets and the development of additional products or services. From July 17, 2007 through September 30, 2007 a total of $15.0 million of net proceeds have been contributed to Silver State Bank as additional paid-in capital. The remainder has been retained by the Company and invested in accordance with its investment policy and will be available for use for general corporate purposes.

On July 24, 2007, we issued $30 million of trust preferred securities, in a private placement, similar to our previous trust preferred securities issuances. The trust preferred securities have a floating rate, which resets quarterly, equal to three-month LIBOR plus 1.35%, and a maturity date of September 15, 2037. The first optional redemption date is September 15, 2012. The issuance was part of a pooled offering involving other participating issuers, and was made pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. We are using the proceeds from the sale for general corporate purposes, including but not limited to the repayment of the amount outstanding under a $20 million 90 day non-revolving term loan facility, the addition of new branches in existing and contiguous markets, and the development of additional products and services.

During the third quarter of 2007, we experienced significant competitive pressures and challenging market conditions in the markets we operate. Growth of the Las Vegas economy has leveled as the loss of real estate and construction jobs from the weakened residential market, as well as lost casino/hotel jobs due to the scheduled closing of old casino resorts to make way for new casino projects, has caused the local unemployment rate to rise to 5.2% as of September 2007. Population growth has also tapered off, rising 2.7% from 2006 to 2007. The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. Tourism in the Las Vegas area remains healthy, with hotel occupancy at 92% as of July 2007, and construction in and around Las Vegas Boulevard continues to progress that will create a significant number of jobs over the coming years. The unemployment rate in Arizona dropped to 3.3% in September 2007, continuing that state’s strong employment climate. In the Phoenix area, year-to-date closings of new homes and resale homes through August 2007 have decreased 21% and 32%, respectively, compared to the same period in 2006. Although the residential housing market in the Phoenix area has experienced a significant weakening with growing inventories of newly constructed one-to-four family residential homes, the real estate market is recently showing positive signs in the Phoenix area as there have been over 28,000 new home sales which have closed during 2007 compared to approximately 27,000 new home permits being granted. Housing expert RL Brown wrote recently that there could be a rebalancing of the new home inventory market within four to six months in the Phoenix market. Further, the weakness in the residential housing market does not appear to have significantly affected the commercial real estate market.

The past several months have been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, the most significant of which has been the fallout from the failures and defaults associated with the sub-prime mortgage market. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We do not engage in sub-prime mortgage lending, which has been the riskiest sector of the residential housing market. Despite these challenging conditions and pressures, we benefited from a very strong third quarter of 2007. We again experienced significant balance sheet and net income growth while maintaining strong asset quality, continuing the trends we experienced in 2006 and the first two quarters of 2007.

Our asset growth during 2007 continues to be driven by our loan originations, with deposits serving as our primary funding source. Net loan growth for the three months ended September 30, 2007 was $144.9 million, or 11.2%. Net loans grew to $1.4 billion, or 43.6% as of September 30, 2007 from $1.0 billion as of December 31, 2006. Deposit growth was $110.8 million, or 8.9%, for the three months ended September 30, 2007. Total deposits increased 37.5% to $1.4 billion as of September 30, 2007 from $986.3 million as of December 31, 2006. To further enhance our deposit growth we have embarked on a strategy to expand our branch network and we opened one new branch in the Las Vegas area during October 2007. We have plans to open one additional branch in the Las Vegas area and one additional branch in the Phoenix area during the remainder of 2007. We have plans to open five additional branches in the Las Vegas area and three additional branches in the Phoenix area during 2008. We have also used the proceeds from issuance of junior subordinated debt and proceeds from our initial registered public offering of common stock as a supplement to our deposit growth. Our junior subordinated debt increased $30.9 million, or 80.0%, for the three months ended September 30, 2007. Our initial public offering and our issuance of junior subordinated debt have enabled the Company to be considered “well-capitalized” pursuant to regulatory capital definitions at September 30, 2007 with Tier 1 Risk Based, Total Risked-Based, and Tier 1 capital to average assets or leverage ratio of 10.7%, 12.7% and 11.6%, respectively.

Our net income for the three months ended September 30, 2007 increased 27.8% to $7.2 million, or $0.47 per diluted share, compared to $5.6 million, or $0.40 per diluted share, for the corresponding period in 2006. For the nine months ended September 30, 2007, net income increased 24.8% to $19.0 million, or $1.31 per diluted share, compared to $15.2 million, or $1.12 per diluted share, for the corresponding period in 2006. The increase in net income for the three month period was due primarily to an increase in net interest income of $7.9 million and an increase in non-interest income of $227,000, offset by an increase of $1.6 million to the provision for loan losses, the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses, and an increase of $3.7 million in non-interest expenses. The increase in the provision for loan losses is due to the increase in size of our loan portfolio as well as our decision to increase certain qualitative loss factors as a result of the weaknesses in the residential real estate markets in the Las Vegas and Phoenix metropolitan areas. The increase in net interest income for the three months ended September 30, 2007 is due primarily to an increase in our loan portfolio offset by the slightly lower interest rates environment experienced in the third quarter of 2007 compared to the third quarter of 2006.

Our results of operations are largely dependent on net interest income. Net interest income is the difference between interest income we earn on interest-earning assets, which are comprised primarily of construction and land loans, commercial real estate loans, and to a lesser extent commercial business, residential and consumer loans, and the interest we pay on our interest-bearing liabilities, which are primarily deposits and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

During the fourth quarter of 2006 we began to experience some narrowing of our net interest margin reflecting competitive pricing pressure in both loans and deposits, which has resulted in overall lower interest rate spreads than in prior periods. The competitive pricing pressure has continued into the first nine months of 2007; however, our net interest margin has remained relatively stable at 5.83% for the third quarter of 2007 compared to 5.72% and 5.85% for the first and second quarters of 2007, respectively.

The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis during the third quarter. In response to the liquidity and credit crisis and potential impact on the overall economy, the Federal Open Market Committee, or FOMC, reduced the Discount Rate and Federal Funds Rate by 50 basis points during the 2007 third quarter and by 25 basis points at its recent meeting in October 2007. These decreases in short-tem interest rates have resulted in a more positively sloped yield curve. However, this interest rate environment may have an adverse affect on our net interest margin in the near future as the majority of our interest-earning assets are variable rate instruments that will reprice faster than our interest-bearing liabilities.

If the competition we experienced in the fourth quarter of 2006 and the first nine months of 2007 in the form of higher deposit rates offered by local financial institutions, several of which are affiliated with significantly larger national and international financial institutions, continues for the balance of 2007 and into 2008, it could have the effect of increasing our cost of funds to a level higher than we have experienced historically. We continue to utilize Federal Home Loan Bank, or FHLB advances and other wholesale funding sources to supplement our local sources of funds and as a means to lower our overall cost of funds

We also have experienced strong competition in making loans in the form of intense pricing pressure on the interest rates we offer. To date, we have been successful in responding to this competition as evidenced by our loan portfolio growth and minimal decrease in the average yield on our loan portfolio. However, price competition for loans is expected to continue, and may intensify, as a result of additional de novo bank entrants into our marketplace and the pricing strategies of our larger competitors. Price competition for loans is expected to have an adverse impact on the yields we can obtain on our loan portfolio. The competitive pressures we face in both lending and deposit gathering are expected to result in a slight narrowing of our net interest margin in future periods.

Non-interest income for the three months ended September 30, 2007 increased 13.2% from the corresponding period in the prior year, due primarily to an increase in other bank fee income generated from our bank products and services. Non-interest expense for the three months ended September 30, 2007 increased 55.0% from the corresponding period in 2006, due primarily to an increase in salary and benefits, occupancy costs, professional fees, depreciation and amortization expense, and insurance expense due to an increase in FDIC deposit insurance assessments, all reflecting our overall balance sheet and franchise growth.

Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non-interest income) was 42.9% for the three months ended September 30, 2007, compared to 41.4% for the corresponding period in 2006. Our efficiency ratios for the nine months ended September 30, 2007 and 2006 were 45.6% and 42.9%, respectively.

The increase in net income offset by the increase in equity resulted in a return on average equity, or ROE, of 20.0% for the three months ended September 30, 2007 compared to 24.5% for the three months ended September 30, 2006. Our ROE for the nine months ended September 30, 2007 was 20.6% compared to 24.5% for the nine months ended September 30, 2006. Our return on average assets, or ROA, for the three months ended September 30, 2007 decreased to 1.8% compared to 2.3% for the corresponding period in 2006. Our ROA for the nine months ended September 30, 2007 decreased to 1.8% compared to 2.2% for the corresponding period in 2006.

For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonperforming loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Nonperforming loans include loans past due 90 days or more and still accruing, non-accrual loans and restructured loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of September 30, 2007, nonperforming loans were $835,000 compared to $132,000 at December 31, 2006. Nonperforming loans as a percentage of gross loans were 0.06% as of September 30, 2007 compared to 0.01% at December 31, 2006. Nonperforming assets as a percentage of total assets were 0.06% as of September 30, 2007, compared to 0.07% as of December 31, 2006. For the three months ended September 30, 2007, net charge-offs as a percentage of average loans were less than 0.01% compared to 0.05% for the corresponding period in 2006. For the nine months ended September 30, 2007 net charge-offs as a percentage of average loans were 0.01% compared to 0.06% for the corresponding period in 2006.

We have a high concentration in real estate construction and land loans. At September 30, 2007, approximately 37.9% of real estate loans were classified as real estate construction loans and 37.1% of real estate loans were classified as land loans. In addition, commercial real estate loans represent approximately 18.5% of total real estate loans as of September 30, 2007. Approximately 59.6% of commercial real estate loans are owner occupied.

Our 20 largest depositors accounted for approximately 42.1% of our deposits and our five largest depositors accounted for approximately 31.4% of our deposits at September 30, 2007. Our largest depositor accounted for 13.7% of our total deposits. The deposit terms offered to our 20 largest depositors are consistent with the terms offered to our other large depositors. Included among our 20 largest depositors are six depositors who as of September 30, 2007, accounted for $435.3 million or 32.1%, of our deposits. The deposit balances of these six customers (including our five largest depositors), which accounted for 32.1% of our deposits as of September 30, 2007, are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts.

In October 2007, one of our five largest depositors as of September 30, 2007 withdrew approximately $60.0 million in deposits from the Company as a result of the depositor being acquired by another company. These deposits were considered to be brokered deposits for regulatory purposes. Subsequent to the withdrawal of these deposits, the Company received approximately $60.0 million in deposits from another customer who was one of our five largest depositors as of September 30, 2007. The terms for the new deposits were consistent with the terms offered to our other large depositors as well as the terms of the $60.0 million in deposits which were withdrawn. These new deposits are also considered to be brokered deposits for regulatory purposes.

Accordingly, our 20 largest depositors accounted for approximately 40.2% of our deposits and our five largest depositors accounted for approximately 31.0% of our deposits at October 31, 2007. Our largest depositor accounted for 11.5% of our total deposits. The deposit terms offered to our 20 largest depositors are consistent with the terms offered to our other large depositors. Included among our 20 largest depositors are five depositors who as of October 31, 2007, accounted for $402.5 million or 30.0%, of our deposits. The deposit balances of these five customers, which accounted for 30.0% of our deposits as of October 31, 2007, are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date.

Selected financial highlights are presented in the table below.

Silver State Bancorp and Subsidiaries

Summary Consolidated Financial and Other Data

(UNAUDITED)

	At or For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data and ratios)
Selected Income Data:
Interest income	$38,797	$23,773	$102,537	$62,565
Interest expense	16,387	9,217	43,093	21,975

Net interest income	22,410	14,556	59,444	40,590
Provision for loan losses	2,420	817	5,610	2,017

Net interest income after provision for loan losses	19,990	13,739	53,834	38,573
Non-interest income	1,946	1,719	6,494	4,020
Non-interest expense	10,451	6,744	30,045	19,130

Income before income taxes	11,485	8,714	30,283	23,463
Provision for income taxes	4,275	3,071	11,315	8,264

Net Income	$7,210	$5,643	$18,968	$15,199

Share Data:
Earnings per share—basic	$0.49	$0.42	$1.35	$1.16
Earnings per share—diluted	0.47	0.40	1.31	1.12
Book value per share	9.96	7.32
Tangible book value per share	8.67	5.88
Shares outstanding at period end	15,267,232	13,470,750
Weighted average shares outstanding—basic	14,863,274	13,390,095	14,098,942	13,048,558
Weighted average shares outstanding—diluted	15,203,894	13,948,948	14,509,458	13,628,570

Selected Balance Sheet Data:
Cash and cash equivalents	$32,576	$78,394
Investments and other securities	52,988	76,339
Loans held for sale	63,288	22,655
Gross loans, including net deferred loan fees	1,458,783	909,293
Allowance for loan losses	16,718	10,544
Assets	1,674,009	1,145,177
Deposits	1,356,069	932,397
Junior subordinated debt	69,589	38,661
Stockholders’ equity	152,088	98,671

Selected Other Balance Sheet Data:
Average assets	$1,602,609	$968,908	$1,443,713	$912,755
Average earning assets	1,525,139	918,466	1,368,492	867,805
Average stockholders’ equity	143,393	91,428	123,411	82,912

Selected Capital Ratios:
Leverage Ratio	11.6%	10.4%
Tier 1 Risk-Based Capital ratio	10.7	10.5
Total Risk-Based Capital ratio	12.7	11.9

Silver State Bancorp and Subsidiaries

Summary Consolidated Financial and Other Data (continued)

(UNAUDITED)

	At or For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data and ratios)
Selected Financial & Performance Ratios:
Return on average assets (1)	1.78%	2.31%	1.76%	2.23%
Return on average stockholders’ equity (1)	19.95	24.49	20.55	24.51
Net interest rate spread (1)(2)	5.00	5.14	4.98	5.18
Net interest margin (1)(3)	5.83	6.29	5.81	6.25
Efficiency ratio (4)	42.91	41.44	45.57	42.88
Loan to deposit ratio	107.57	97.52
Average earning assets to average interest-bearing liabilities	119.46	128.92	119.79	131.63
Average stockholders’ equity to average assets	8.95	9.44	8.55	9.08

Selected Asset Quality Ratios:
Non-performing loans to gross loans (5)	0.06%	0.02%
Non-performing assets to total assets (6)	0.06	0.08
Loans past due 90 days or more and still accruing to total loans	—	—
Allowance for loan losses to gross loans	1.15	1.16
Allowance for loan losses to non-performing loans	2002.16	6891.50
Net charge-offs to average loans outstanding	0.00	0.05	0.01%	0.06%

Selected Other Data:
Number of full service branch offices	12	9

(1)	Annualized for the three month and nine month periods ended September 30, 2007 and 2006.
(2)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Efficiency ratio represents non-interest expenses as a percentage of the total of net interest income plus non-interest income.
(5)	Non-performing loans are defined as loans that are past due 90 days or more plus loans placed in non-accrual status.
(6)	Non-performing assets include non-performing loans plus other real estate owned.

Comparison of Financial Condition

Assets. Our total assets increased $464.5 million, or 38.4%, to $1.7 billion at September 30, 2007 as compared to $1.2 billion at December 31, 2006. This increase was due primarily to internally generated loan growth as gross loans grew 43.6% to $1.5 billion as of September 30, 2007 from $1.0 billion as of December 31, 2006.

Loans. Total loans were $1.5 billion at September 30, 2007, an increase of $443.1 million, or 43.6% from December 31, 2006. The majority of the loan growth was in construction and land loans. Commercial real estate, single family residential real estate, and commercial and industrial loans also increased. Our overall growth in loans is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.

As of September 30, 2007 our loan portfolio totaled $1.5 billion, or approximately 87% of our total assets compared to $1.0 billion, or approximately 84% of our total assets as of December 31, 2006. The following table presents the composition of our loan portfolio in dollar amounts at the dates indicated.

	At September 30, 2007	At December 31, 2006
	(In thousands)
Construction and land	$985,722	$620,167
Commercial real estate	242,569	206,744
Commercial and industrial	148,363	109,134
Single family residential real estate	86,129	80,280
Consumer	4,915	5,789
Leases, net of unearned income	321	411
Net deferred loan fees	(9,236)	(6,882)

Gross loans, net of deferred fees	1,458,783	1,015,643
Less: Allowance for loan losses	(16,718)	(11,200)

	$1,442,065	$1,004,443

Construction and Land Loans. The principal types of our construction loans include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants and entry level residential tract homes. Construction loans comprised approximately 34% of our total loan portfolio at September 30, 2007 compared to approximately 31% at December 31, 2006. On September 30, 2007 and December 31, 2006, our construction loans were as follows:

Construction Loans

Type	At September 30, 2007	At December 31, 2006
	(In thousands)
One-to Four-family	$144,108	$80,276
Multi-Family	59,669	12,820
Hotel	27,631	28,969
Multi-Use	13,575	3,565
Industrial	28,308	31,623
Office	72,050	60,137
Mini-Storage	—	4,562
Retail	140,859	86,926
Other	11,545	4,985

Total Construction	$497,745	$313,863

We classify our land loans as loans on raw land, infill, land development and developed land loans. We consider raw land to be land that has no improvements on it and is located outside of a developed area. Infill is land that has no improvements but is located within a metropolitan area and is surrounded by developed land. Land development loans are loans containing budgeted dollars to finance the onsite improvements upon raw or infill land, and developed land loans consist of loans on land with improvements completed. Land loans comprised approximately 33% of our total loan portfolio at September 30, 2007, including SBA loans, compared to approximately 30% at December 31, 2006. On September 30, 2007 and December 31, 2006, our land loans were as follows:

Land Loans

Type	At September 30, 2007	At December 31, 2006
	(In thousands)
Raw	$107,452	$53,347
Infill	91,874	105,057
Land Development	238,774	117,047
Developed Land	49,877	30,853

Total Land	$487,977	$306,304

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

Commercial Real Estate Loans. A significant component of our lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital that are secured by commercial real estate. We have a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. Commercial real estate loans comprised approximately 17% of our total loan portfolio at September 30, 2007 compared to approximately 20% at December 31, 2006. On September 30, 2007 and December 31, 2006, our commercial real estate loans were as follows:

Commercial Real Estate Loans

Type	At September 30, 2007	At December 31, 2006
	(In thousands)
Multi-Family	$11,263	$7,159
Hotel	8,336	3,348
Multi-Use	11,285	932
Industrial	49,020	36,832
Office	57,428	45,292
Mini-Storage	4,065	9,951
Retail	78,994	77,924
Other	22,178	25,306

Total Term CRE	$242,569	$206,744

Loans Held For Sale. Loans held for sale are those loans that the Company has the intent to sell in the foreseeable future. Loans held for sale were $63.3 million at September 30, 2007, an increase of $29.2 million, or 85.9% from December 31, 2006. The Company’s loans held for sale consist primarily of Small Business Administration (SBA) loans, which are fully funded. Our overall growth in loans held for sale is consistent with our focus and strategy to grow our SBA loan volume by focusing on markets which we believe have attractive growth prospects. In addition, the increase in loans held for sale is due to the timing of the sales of these loans.

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

	At September 30, 2007	At December 31, 2006
	(Dollars in thousands)
Total non-accrual loans (1)	$835	$132
Restructured loans	—	—
Other real estate owned (OREO)	110	738

Total non-performing assets	945	870

Non-accrual loans to gross loans	0.06%	0.01%
Non performing assets to total assets	0.06%	0.07%
Interest income recognized on nonaccrual loans	$34	$111

(1)	We had no loans past due 90 days or more and still accruing as of the end of each period indicated.

As of September 30, 2007 and December 31, 2006, non-accrual loans totaled $835,000 and $132,000, respectively. Non-accrual loans consisted of 6 loans at September 30, 2007 and 2 loans at December 31, 2006. We also classify our loans consistent with federal banking regulations using a nine category grading system. We use grades six through nine of our loan grading system to identify potential problem assets. Our potential problem loans were approximately $24.9 million at September 30, 2007 and $12.0 at December 31, 2006. This increase is primarily attributable to two loans totaling $7.7 million that were downgraded by senior management in the second quarter of 2007 and an additional eight loans totaling $3.3 million that were downgraded by senior management in the third quarter of 2007. Our potential problem loans are primarily secured by real estate with loan to value ratios within bank policy limits at time of origination. Senior management monitors the status of these loans regularly and does not anticipate any significant loan losses related to these loans at this time.

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

We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, GAAP and regulatory guidance. We periodically review the assumptions and formula used in determining our allowance for loan losses and make adjustments if required to reflect the current risk profile of our loan portfolio. During the third quarter of 2007, we decided to increase certain qualitative loss factors used in determining the allowance for loan losses as a result of the weaknesses in the residential real estate markets in the Las Vegas and Phoenix metropolitan areas.

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

The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	For the Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$11,200	$8,314
Provisions charged to operating expenses	5,610	2,017
Acquisition (1)	—	663
Recoveries of loans previously charged-off:
Construction and land development	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial and industrial	3	83
Consumer and other	36	14

Total recoveries	39	97

Loans charged-off:
Construction and land development	—	—
Commercial real estate	—	—
Residential real estate	—	44
Commercial and industrial	12	478
Consumer and other	119	25

Total charged-off	131	547

Net charge-offs (recoveries)	92	450

Balance at end of period	$16,718	$10,544

Net charge-offs to average loans outstanding	0.01%	0.06%
Allowance for loan losses to gross loans	1.15	1.16

(1)	In connection with our acquisition of Choice Bank on September 5, 2006, we added $663,000 in the allowance for loan losses held by Choice Bank at the time of the acquisition.

Net charge-offs were $92,000 for the nine months ended September 30, 2007, compared to $450,000 for the corresponding period in 2006. The decrease in net charge-offs resulted primarily from lower charge-offs during the nine months ended September 30, 2007 in commercial and industrial loans. Net charge-offs as a percentage of average loans were 0.01% for the nine months ended September 30, 2007 and were 0.06% for the corresponding period in 2006. The provision for loan losses totaled $5.6 million for the nine months ended September 30, 2007, up from the $2.0 million provided during the corresponding period in 2006. The increase in the provision for loan losses for the nine months ended September 30, 2007 compared to the corresponding period a year ago resulted primarily from the significant growth in the loan portfolio. In addition, the provision was increased as a result of our decision to increase certain qualitative loss factors due to the weaknesses in the residential real estate markets in the Las Vegas and Phoenix metropolitan areas. See “– Critical Accounting Policies – Allowance for Loan Losses.” The allowance for loan losses was 1.15% of gross loans at September 30, 2007 compared to 1.10% at December 31, 2006.

Securities. Our investment portfolio consists mainly of AAA rated US government agency securities. Our securities are all classified as “available-for-sale” and are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity.

At September 30, 2007, securities totaled $53.0 million, a decrease of $12.3 million or 18.9%, from $65.3 million on December 31, 2006. The decrease in our securities portfolio was primarily due to strong demand for our loan products, which have a higher yield than investment securities. At September 30, 2007, the majority of our securities had a contractual maturity date of five years or less. These medium to short-term maturities are consistent with our current primary focus and strategy to grow the loan portfolio while using our investment portfolio primarily for liquidity purposes.

The carrying value of our securities available for sale at September 30, 2007 and at December 31, 2006 is set forth below.

	At September 30, 2007	At December 31, 2006
	(In thousands)
U.S. Treasury securities	$9,561	$9,496
U.S. Government-sponsored agencies	38,835	50,038
Mortgage-backed obligations	2,041	3,839
Money market	2,183	1,951
Other debt securities	368	—

Total investment securities	$52,988	$65,324

Premises and Equipment. Our premises and equipment totaled $39.4 million at September 30, 2007, an increase of $7.4 million, or 23.1%, from $32.0 million at December 31, 2006. This increase was primarily due to land purchased for future branch locations and the completion of leasehold improvements in our new corporate office during 2007.

Goodwill. Our goodwill totaled $18.8 million at September 30, 2007 compared to $18.9 million at December 31, 2006. This decrease was due to an adjustment made in finalization of the purchase price allocation related to the acquisition of Choice Bank in 2006. In addition, the acquisition of Choice Bank resulted in a core deposit intangible, which due to amortization, as of September 30, 2007, amounted to $961,000 compared to $1.1 million at December 31, 2006.

Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $32.6 million at September 30, 2007, a decrease of $2.9 million, or 8.2% from $35.5 million at December 31, 2006. Our focus for the past several years has been to maintain sufficient liquidity not only to satisfy daily operational cash flow needs as they arise from our deposit and administrative activities, but also to allow for adequate loan funding needs as they arise. We generally attempt to limit our cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans, securities or federal funds sold.

Deposits. Total deposits were $1.4 billion at September 30, 2007, an increase of $369.8 million, or 37.5% from December 31, 2006. An increase in interest-bearing deposits is the primary reason for the increase in our deposits during 2007. Interest bearing checking accounts increased $97.0 million, or 22.3%, to $531.9 million at September 30, 2007 from $434.9 million at December 31, 2006. Time deposits also increased $256.6 million, or 70.9% to $618.7 million at September 30, 2007 from $362.1 million at December 31, 2006. These increases were driven by higher rates offered on our deposits and an increased focus on generating deposits from our existing customers. We also believe our deposit gathering efforts benefited from the establishment and maturation of our branch network. For a discussion of recent changes in deposit concentration, see “Liquidity and Capital Resources.”

Borrowings. At September 30, 2007, we had $76.6 million in advances from the FHLB, $56.6 million of which were classified as long-term borrowings and $20.0 million of which were classified as short-term borrowings. Total borrowings from the FHLB have increased $18.6 million, or 32.1%, to $76.6 million at September 30, 2007 from $58.0 million at December 31, 2006. As competition for deposits continues to increase, we anticipate further reliance on FHLB borrowings to supplement the funding of our asset growth. As of September 30, 2007, our remaining borrowing capacity at the FHLB was $16.5 million.

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

Junior Subordinated Debt. Junior subordinated debt increased $30.9 million, or 80.0%, to $69.6 million at September 30, 2007 from $38.7 million at December 31, 2006. In July 2007, the Company, through a newly formed unconsolidated subsidiary, Silver State Capital Trust VI, issued $30.0 million of trust preferred securities. Silver State Capital Trust VI used the proceeds from this issuance to acquire $30.9 million of junior subordinated debt of the Company, which constitutes the sole asset of Silver State Capital Trust VI. The junior subordinated debt requires quarterly interest payments and matures in 2037. This debt carries an adjustable interest rate of 3 month LIBOR plus 1.35% and is pre-payable at par starting in September 2012. The trust preferred securities have the same prepayment provision as the junior subordinated debt. The Company has fully and unconditionally guaranteed the trust preferred securities and all obligations of Silver State Capital Trust VI, which rank subordinate and junior in right of payment to all other liabilities of the Company. Our junior subordinated debt, which is issued to our statutory trust subsidiaries that in turn issue trust preferred securities, is considered long-term borrowing for financial reporting purposes but is included as a component of regulatory capital, subject to limitations.

Stockholders’ Equity. Stockholders’ equity increased $45.5 million, or 42.6%, to $152.1 million at September 30, 2007 from $106.6 million at December 31, 2006. In July 2007, the Company issued 1,500,000 shares of its $.001 par value common stock in an underwritten initial public offering at a price of $20.00 per share. The proceeds after discounts, commissions, and other costs totaling approximately $4.5 million were $25.5 million. In addition, the increase in stockholders’ equity was due to $19.0 million in net income from operations for the nine months ended September 30, 2007 and stock option exercises.

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

Average Balance Sheet. The following tables present certain information regarding our financial condition and net interest income for the three month periods ended September 30, 2007 and 2006, and the nine month periods ended September 30, 2007 and 2006. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields.

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets
Investment Securities-taxable	$52,859	$689	5.17%	$74,055	$831	4.45%
Federal funds sold and other	17,190	222	5.12	14,877	254	6.77
Loans (1) (2)	1,450,688	37,831	10.35	826,536	22,651	10.87
FHLB stock	4,402	55	4.96	2,998	37	4.90

Total earning assets	1,525,139	38,797	10.09%	918,466	23,773	10.27%

Non-interest earning assets
Cash and due from banks	16,732			16,486
Allowance for loan losses	(15,176)			(9,637)
Other assets	75,914			43,593

Total assets	$1,602,609			$968,908

Interest-bearing liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$10,596	$31	1.16%	$14,901	$41	1.09%
Savings and money market	531,773	6,247	4.66	329,313	4,234	5.10
Time deposits	586,906	7,886	5.33	274,731	3,614	5.22

Total interest-bearing deposits	1,129,275	14,164	4.98	618,945	7,889	5.06
Short-term borrowings	28,914	451	6.19	17,146	210	4.86
Long-term debt	56,600	681	4.77	50,000	552	4.38
Junior subordinated debt	61,857	1,091	7.00	26,334	566	8.53

Total interest-bearing liabilities	1,276,646	16,387	5.09%	712,425	9,217	5.13%

Non-interest bearing liabilities
Non-interest bearing demand deposits	166,967			160,298
Other liabilities	15,603			4,757
Stockholders’ equity	143,393			91,428

Total liabilities and stockholders’ equity	$1,602,609			$968,908

Net interest rate spread (3)			5.00%			5.14%
Net interest income/net interest margin (4)		$22,410	5.83%		$14,556	6.29%

Total interest-earning assets to interest-bearing liabilities	119.46%			128.92%

(1)	Net loan fees of $4.0 million and $2.3 million are included in the yield computation for the three months ended 2007 and 2006 respectively.
(2)	Non-accrual loans have been included in average loan balances.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Annualized.

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets
Investment Securities-taxable	$55,670	$2,016	4.84%	$76,506	$2,147	3.75%
Federal funds sold and other	18,149	692	5.10	21,432	778	4.85
Loans (1) (2)	1,290,404	99,675	10.33	766,966	59,537	10.38
FHLB stock	4,269	154	4.82	2,901	103	4.75

Total earning assets	1,368,492	102,537	10.02%	867,805	62,565	9.64%

Non-interest earning assets
Cash and due from banks	17,551			16,413
Allowance for loan losses	(13,328)			(9,153)
Other assets	70,998			37,690

Total assets	$1,443,713			$912,755

Interest-bearing liabilities
Sources of Funds
Interest-bearing deposits:
Interest checking	$15,953	$132	1.11%	$17,590	$113	0.86%
Savings and money market	507,203	17,784	4.69	328,421	10,454	4.26
Time deposits	492,900	19,728	5.35	226,377	7,971	4.71

Total interest-bearing deposits	1,016,056	37,644	4.95	572,388	18,538	4.33
Short-term borrowings	25,634	1,108	5.78	19,803	669	4.52
Long-term debt	54,194	1,895	4.68	46,223	1,479	4.28
Junior subordinated debt	46,478	2,446	7.04	20,837	1,289	8.27

Total interest-bearing liabilities	1,142,362	43,093	5.04%	659,251	21,975	4.46%

Non-interest bearing liabilities
Non-interest bearing demand deposits	166,657			166,705
Other liabilities	11,283			3,887
Stockholders’ equity	123,411			82,912

Total liabilities and stockholders’ equity	$1,443,713			$912,755

Net interest rate spread (3)			4.98%			5.18%
Net interest income/net interest margin (4)		$59,444	5.81%		$40,590	6.25%

Total interest-earning assets to interest-bearing liabilities	119.79%		131.63%

(1)	Net loan fees of $9.8 million and $6.5 million are included in the yield computation for the nine months ended 2007 and 2006 respectively.
(2)	Non-accrual loans have been included in average loan balances.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Annualized.

Rate/Volume Analysis. The following table presents the extent to which the changes in interest rates and the changes in volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

•	changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

	For the Three Months Ended September 30, 2007 v. 2006 Increase (Decrease) Due to Changes in (1)			For the Nine Months Ended September 30, 2007 v. 2006 Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest on securities, taxable	$(276)	$134	$(142)	$(755)	$624	$(131)
Federal funds sold and other	30	(62)	(32)	(125)	39	(86)
Loans	16,277	(1,097)	15,180	40,432	(294)	40,138
FHLB stock	18	—	18	49	2	51

Total interest income	16,049	(1,025)	15,024	39,601	371	39,972

Interest expense:
Interest checking	(13)	3	(10)	(14)	33	19
Savings and money market	2,378	(365)	2,013	6,269	1,061	7,330
Time deposits	4,195	77	4,272	10,667	1,090	11,757
Short-term borrowings	184	57	241	252	187	439
Long-term debt	79	50	129	279	137	416
Junior subordinated debt	627	(102)	525	1,349	(192)	1,157

Total interest expense	7,450	(280)	7,170	18,802	2,316	21,118

Net increase (decrease)	$8,599	$(745)	$7,854	$20,799	$(1,945)	$18,854

(1)	Changes due to both volume and rate have been allocated to volume changes.

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

General. The 27.8% increase in net income in the three months ended September 30, 2007 compared to the corresponding period in 2006 was attributable primarily to an increase in net interest income of $7.9 million and an increase in non-interest income of $227,000, offset by an increase of $1.6 million to the provision for loan losses and an increase of $3.7 million in non-interest expenses. Net income for the nine months ended September 30, 2007 increased 24.8% over the corresponding period in 2006, which is due primarily to an increase in net interest income of $18.9 million and an increase in non-interest income of $2.5 million, offset by an increase of $3.6 million to the provision for loan losses and $10.9 million in non-interest expenses. The increase in net interest income for the three and nine month periods ended September 30, 2007 over the corresponding periods ended September 30, 2006 was primarily the result of an increase in the volume of interest-earning assets, primarily loans.

Interest and Dividend Income. Total interest and dividend income increased $15.0 million, or 63.2%, to $38.8 million for the three months ended September 30, 2007 from $23.8 million for the corresponding period in 2006. Total interest and dividend income increased $40.0 million, or 63.9%, to $102.5 million for the nine months ended September 30, 2007 from $62.6 million for the corresponding period in 2006. These increases are primarily attributable to an increase in the average balance of earning assets, primarily loans. The increase in the average balance of loans reflects a significant increase in our portfolio of construction and land loans. We also experienced increases in the average volume of our commercial real estate and single family residential real estate loan portfolios. We experienced a decrease in our average yield on loans for the three months and nine months ended September 30, 2007 due to the recent decreases in our prime lending rates that resulted in a decrease in the rates on variable rate loans which make up the majority of our loan portfolio.

Interest Expense. Total interest expense increased $7.2 million, or 77.8%, to $16.4 million for the three months ended September 30, 2007 from $9.2 million for the corresponding period in 2006. Total interest expense increased $21.1 million, or 96.3%, to $43.1 million for the nine months ended September 30, 2007 from $22.0 million for the corresponding period in 2006. These increases primarily reflect an increase in the average balance of interest-bearing liabilities, especially our interest-bearing deposits and junior subordinated debt, coupled with an increase in the average cost of our interest-bearing deposits. In particular, the average balance of our time deposits, one of our highest cost sources of funds, more than doubled primarily reflecting our competitive pricing during these periods. Due to the increase in market interest rates and significant competition for deposits in our markets, the average cost of our time deposits increased substantially for the nine months ended September 30, 2007 compared to the corresponding period in 2006. Interest expense on our savings and money market accounts increased for the three months ended September 30, 2007 compared to the corresponding period in 2006 due primarily to a significant increase in the average balance offset partially by a decrease in the average cost of these funds. Interest expense on our savings and money market accounts also increased for the nine months ended September 30, 2007 compared to the corresponding period in 2006 due primarily to an increase in the average cost of these funds, as well as a significant increase in the average balance. The increase in interest expense also reflects the increase in the average balance of our borrowed funds as we continued to use FHLB borrowings and junior subordinated debt to supplement deposits to fund our operations.

Net Interest Income. The 54.0% increase in net interest income for the three months ended September 30, 2007 compared to the corresponding period in 2006 was due to the overall growth of our average balance sheet, reflecting the effect of an increase of $606.7 million in average interest-bearing assets which was funded with an increase of $517.0 million in average deposits, of which $6.7 million were non-interest bearing.

Net interest income for the nine months ended September 30, 2007 increased 46.4% over the corresponding period in 2006. This was due to the overall growth of our average balance sheet, reflecting the effect of an increase of $500.7 million in average interest-bearing assets which was funded with an increase of $443.6 million in average deposits which includes a decrease of $48,000 in average non-interest bearing deposits.

The average yield on our interest-earning assets decreased to 10.09% for the three months ended September 30, 2007 from 10.27% for the corresponding period in 2006 which is a result of a decrease in the average yield on loans. The average yield on our interest-earning assets increased to 10.02% for the nine months ended September 30, 2007, from 9.64% for the corresponding period in 2006 which is primarily a result of an increase in market rates, repricing on our adjustable rate loans, and new loans originated with higher interest rates because of the higher interest rate environment. Also, loans, which typically yield more than our other interest-bearing assets, increased as a percent of total interest-bearing assets from 90.0% and 88.4% for the three and nine months ended September 30, 2006, respectively, to 95.1% and 94.3% for the corresponding periods in 2007.

The cost of our average interest-bearing liabilities decreased to 5.09% for the three months ended September 30, 2007 from 5.13% for the corresponding period in 2006, which is a result of lower average rates paid on savings and money market accounts and junior subordinated debt offset by higher average rates paid on all time deposits and other borrowings. The cost of our average interest- bearing liabilities increased to 5.04% for the nine months ended September 30, 2007 from 4.46% for the corresponding period in 2006, which is a result of higher average rates paid on deposit accounts and borrowings partially offset by lower average rates paid on junior subordinated debt.

The net interest margin was 5.83% and 5.81% for the three and nine months ended September 30, 2007, respectively, compared to 6.29% and 6.25% for the corresponding periods in 2006. A further compression of our net interest margin is expected to continue for the balance of 2007 from increased funding costs due to significant increased competition for deposits and loans.

Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

Our provision for loan losses was $2.4 million and $5.6 million for the three and nine months ended September 30, 2007, respectively, compared to $817,000 and $2.0 million for the corresponding periods in 2006. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors. The increase in the provision for loan losses for the three months and nine months ended September 30, 2007 primarily reflects the overall growth of our loan portfolio and the recognition that this growth is primarily due to the increase in construction and land loans which are the riskier segments of our portfolio. In addition, during the three months ended September 30, 2007 the provision for loan losses was increased through our decision to increase certain qualitative loss factors as a result of the weaknesses in the residential real estate markets in the Las Vegas and Phoenix metropolitan areas. For additional information on asset quality, please see “ – Comparison of Financial Condition – Non-performing assets”, “ – Allowance for Loan Losses.”

The ratio of non-performing loans to total loans was 0.06% at September 30, 2007 and 0.01% at December 31, 2006. The ratio of the allowance for loan losses to non-performing loans was 2,002.2% at September 30, 2007 compared with 8,484.8% at December 31, 2006. The ratio of the allowance for loan losses to total loans was 1.15% at September 30, 2007 compared with 1.10% at December 31, 2006. Non-performing loans increased to $835,000 at September 30, 2007 from $132,000 at December 31, 2006.

Other Income. We earn non-interest income primarily through gains on sales of loans, fees related to services provided to deposit customers, and fees related to services provided to current and potential loan customers.

The following tables present, for the periods indicated, the major categories of non-interest income.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(In thousands)			(In thousands)
Gain on sale of loans	$1,044	$1,261	$(217)	$4,077	$3,013	$1,064
Service charges	231	164	67	651	507	144
Investment securities gains (losses), net	—	(14)	14	31	(17)	48
Loan servicing fees, net of amortization	18	96	(78)	268	145	123
Loss on disposal of other assets	—	—	—	(16)	(43)	27
Other	653	212	441	1,483	415	1,068

Total non-interest income	$1,946	$1,719	$227	$6,494	$4,020	$2,474

The $227,000, or 13.2% increase in non-interest income from the three months ended September 30, 2006 to the corresponding period in 2007 was due primarily to an increase in other bank fee income generated from our bank products and services. The $217,000, or 20.4% decrease in gain on sale of loans from the three months ended September 30, 2006 to the corresponding period in 2007 was due primarily to the timing of sales of our loans held for sale, with approximately 17.8% of our loans held for sale at September 30, 2007 being sold in October 2007. Gain on sale of loans increased $1.1 million, or 35.3% from the nine months ended September 30, 2006 to the corresponding period in 2007 due primarily to the increased volume of our SBA loan portfolio which comprise the majority of loans that are sold. The $2.5 million, or 61.5% increase in non-interest income from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was due primarily to the increase in the gain on sales of loans and an increase in other bank fee income generated from our bank products and services.

Non-Interest Expense. The following table presents, for the periods indicated, the major categories of non-interest expense.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(In thousands)			(In thousands)
Salaries, wages and employee benefits	$6,321	$4,319	$2,002	$18,565	$12,075	$6,490
Occupancy	949	724	225	2,517	1,809	708
Depreciation and amortization	650	375	275	1,855	884	971
Insurance	334	75	259	955	207	748
Professional fees	733	237	496	2,047	992	1,055
Advertising, public relations and business development	255	141	114	706	535	171
Customer service expense	83	71	12	270	294	(24)
Data processing	32	108	(76)	122	308	(186)
Dues and memberships	40	27	13	114	113	1
Directors expense	27	28	(1)	77	82	(5)
(Gain) Loss on other real estate owned	(50)	—	(50)	132	—	132
Other	1,077	639	438	2,685	1,831	854

Total non-interest expense	$10,451	$6,744	$3,707	$30,045	$19,130	$10,915

Non-interest expense grew $3.7 million and $10.9 million, respectively, from the three and nine months ended September 30, 2006 to the corresponding periods in 2007. Those increases are attributable to our overall growth, and specifically to the opening of new branches and hiring of new loan officers and other employees. At September 30, 2007, we had 333 full-time equivalent employees compared to 245 at September 30, 2006. We recognized $204,000 and $427,000 of stock-based compensation expense pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment for the three and nine months ended September 30, 2007, respectively, compared to $175,000 and $265,000 for the corresponding periods in 2006. Occupancy expenses increased $225,000 and $708,000, respectively, from the three and nine months ended September 30, 2006 to the corresponding periods in 2007 as a result of additional property and fixed assets relating to our new branch offices opened since September 30, 2006 and our new administrative center. Depreciation and amortization expense increased $275,000 and $971,000, respectively, from the three and nine months ended September 30, 2006 to the corresponding periods in 2007 primarily as a result of the increase in property and equipment associated with our new branch offices and administrative center opened since September 30, 2006. Professional fees increased by $496,000 and $1.1 million, respectively, from the three and nine months ended September 30, 2006 to the corresponding periods in 2007 due to the increase in the size and complexity of our company and increased legal, audit, accounting, and compliance fees associated with being a public company. Insurance expense increased by $259,000 and $748,000, respectively for the three and nine month periods ended September 30, 2006 to the corresponding periods in 2007 due primarily to an increase in FDIC deposit insurance assessments.

Income Taxes. Income tax expense increased $1.2 million, or 39.2%, to $4.3 million for the three months ended September 30, 2007 from $3.1 million for the three months ended September 30, 2006. Income tax expense increased $3.1 million, or 36.9%, to $11.3 million for the nine months ended September 30, 2007 from $8.3 million for the nine months ended September 30, 2006. Our effective federal income tax rate was 37.2% and 37.4%, respectively, for the three and nine months ended September 30, 2007, compared to 35.2%, respectively, for the three and nine months ended September 30, 2006. The increase in our effective tax rate is due primarily to increasing state income tax apportionment as a result of the Arizona operation and an increase in certain nondeductible expenses, such as stock-based compensation expense associated with incentive stock options as a result of our adoption of SFAS 123R on January 1, 2006.

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

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

We experienced an increase in deposits of $369.8 million during the nine months ended September 30, 2007 compared with a net increase of $183.4 million during the nine months ended September 30, 2006. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors.

At September 30, 2007, there were $604.9 million in time deposits scheduled to mature within one year. Based on our historical experience and competitive pricing practices, we expect to be able to retain or replace a substantial portion of these maturing deposits.

In October 2007, one of our five largest depositors as of September 30, 2007 withdrew approximately $60.0 million in deposits from the Company as a result of the depositor being acquired by another company. These deposits were considered to be brokered deposits for regulatory purposes. Subsequent to the withdrawal of these deposits, the Company received approximately $60.0 million in deposits from another customer who was one of our five largest depositors as of September 30, 2007. The terms for the new deposits were consistent with the terms offered to our other large depositors as well as the terms of the $60.0 million in deposits which were withdrawn. These new deposits are also considered to be brokered deposits for regulatory purposes.

Our 20 largest depositors accounted for approximately 42.1% of our deposits and our five largest depositors accounted for approximately 31.4% of our total deposits at September 30, 2007. The loss of one or more than one of our largest 20 customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and requires us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits.

For the nine months ended September 30, 2007, we experienced a net increase in other borrowed funds, federal funds purchased and securities sold under repurchase agreements of approximately $7.1 million, compared to a net decrease of $8.9 million during the nine months ended September 30, 2006. The net increase in the first nine months of 2007 reflects our decision to supplement our reliance on deposits as our primary source of funds with lower costing borrowed funds, when available. For the nine months ended September 30, 2007, proceeds from issuance of junior subordinated debt were approximately $30.0 million, compared to proceeds of $27.5 million during the nine months ended September 30, 2006. The Company completed the issuance of $30.0 million of trust preferred securities in July 2007. Borrowed funds increased to $146.2 million at September 30, 2007 from $96.7 million at December 31, 2006. The increase in borrowed funds helped to continue to fund our asset growth.

In October 2007, we pledged additional collateral with the FHLB increasing our borrowing capacity. Subsequently, we received an additional $34.0 million in advances from the FHLB which were classified as short-term borrowings. These advances were made to help the Company continue to fund our asset growth in the last quarter of 2007. As of October 31, 2007, our remaining borrowing capacity at the FHLB was $29.2 million.

For the nine months ended September 30, 2007, proceeds from our stock issuance was $25.5 million, compared to proceeds of $10.7 million during the nine months ended September 30, 2006. The increase during the first nine months of 2007 was primarily related to the completion of our initial registered public offering of common stock completed in July 2007. We are using the proceeds of the stock issuance for general corporate purposes.

Our primary use of funds is for the origination of construction and land loans, commercial loans and commercial real estate loans. Our net increase in total loans was $443.2 million during the nine months ended September 30, 2007 compared with $160.1 million during the nine months ended September 30, 2006. The increase in net loans for the first nine months of 2007 reflected the overall increase in demand for commercial loans in the markets in which we operate.

Cash flows from our investing activities included purchases of securities for our investment portfolio during the nine months ended September 30, 2007, which were $25.5 million, compared with $69.7 million during the nine months ended September 30, 2006.

The decrease in purchase of securities reflected the strong demand for our loan products, which are higher yielding interest-earning assets. The proceeds from the maturity of securities available for sale were $34.4 million during the nine months ended September 30, 2007 compared with $44.7 million during the nine months ended September 30, 2006. The proceeds from sale of securities available for sale were $4.3 million during the nine months ended September 30, 2007 compared with $26.9 million during the nine months ended September 30, 2006.

Other sources of liquidity for Silver State Bancorp may include dividend payments from our subsidiary banks. During 2006 and the first nine months of 2007, Silver State Bancorp did not receive any capital distributions from its subsidiary banks. Applicable federal and state law may limit the amount of capital distributions our bank subsidiaries may make.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of our subsidiary banks. These arrangements are primarily commitments to originate and purchase loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first nine months of 2007 and did not have any such hedging transactions in place at September 30, 2007, which would create other off-balance sheet arrangements.

We have also committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the holders of trust preferred securities to the extent that Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV, Silver State Capital Trust V, and Silver State Capital Trust VI have not made such payments or distributions: (1) accrued and unpaid distributions, (2) the redemption price, and (3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. We do not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have any such future effects.

We also have entered into long-term contractual obligations consisting of advances from FHLB. These advances are secured with collateral generally consisting of securities. As of September 30, 2007, these long-term FHLB advances totaled $56.6 million and will mature by October 25, 2010.

Our commitments associated with commitments to extend credit were $552.9 million at September 30, 2007 compared to $381.8 million at December 31, 2006. Our commitments associated with standby letters of credit were $2.9 million at September 30, 2007 compared to $5.4 million at December 31, 2006.

During the nine months ended September 30, 2007, the Company has entered into eight lease agreements for future branch locations. One of the leases has a term of three years and aggregate initial annual lease payments of approximately $94,000. Two of the leases have a term of ten years and aggregate initial annual lease payments of approximately $244,000. Two of the leases have a term of twenty years and aggregate initial annual lease payments of approximately $480,000. The remaining three leases have a term of fifteen years and aggregate initial annual lease payments of approximately $982,000. Each of these agreements requires incremental rental increases over the lease terms as outlined in each respective lease agreement.

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

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are made on both a specific and general basis. Specific allowances are provided on impaired credits pursuant to SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The general component of the allowance for loan losses is based on historical loss experience and adjusted for qualitative and environmental factors pursuant to SFAS No. 5 “Accounting for Contingencies” and other related regulatory guidance. At least annually, we review the assumptions and formulas related to our general valuation allowances in an effort to update and to refine our allowance for loan losses in light of the various factors described above. During the third quarter of 2007, we decided to increase certain qualitative loss factors used in determining the allowance for loan losses as a result of the weaknesses in the residential real estate markets in the Las Vegas and Phoenix metropolitan areas. The increase in these loss factors resulted in an overall increase of the allowance for loan losses to gross loans ratio of approximately 4 basis points.

We consider the ratio of the allowance for loan losses to total loans at September 30, 2007 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

Valuation of Servicing Rights. We generally retain the right to service the guaranteed and unguaranteed portion of SBA loans sold to others. We generally receive a standard fee for providing this servicing function. The fair value allocated to the servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income. This asset is included in other assets in the accompanying balance sheets.

Servicing rights are periodically evaluated for impairment. Servicing rights are stratified based on origination dates. Fair values are estimated using a discounted cash flow model which utilizes various assumptions including prepayment speeds and current market rates of interest or other available information. As of December 31, 2006, we had total servicing rights of $705,000. As of September 30, 2007, we had total servicing rights of $907,000. No impairments were recognized during the nine months ended September 30, 2007 or the year ended December 31, 2006.

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

As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately affect the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During 2006, the market yield curve inverted, primarily due to increases in short-term market interest rates. During the first nine months of 2007, the market yield curve has alternatively inverted or been flat. This interest rate environment had an adverse impact on our net interest income as our interest-bearing liabilities generally reflect movements in short-term rates, while our interest-earning assets, a majority of which have initial terms to maturity or repricing greater than one year, generally reflect movements in long-term interest rates.

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

Net Interest Income. The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth below should market conditions vary from underlying assumptions.

September 30, 2007 Sensitivity of Net Interest Income
Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
	(Dollars in thousands)
Up 300 basis points	$100,399	13.7%
Up 200 basis points	96,362	9.1
Up 100 basis points	92,336	4.6
BASE	88,307	—
Down 100 basis points	84,615	(4.2)
Down 200 basis points	80,902	(8.4)
Down 300 basis points	77,200	(12.6)

Our percentage change for increases or decreases in net interest income by 100 basis points were 4.6% and (4.2%) for the nine months ended September 30, 2007 compared to 2.6% and (2.6%) for the year ended December 31, 2006.

ITEM 4.	Controls and Procedures

Corey L. Johnson, our President and Chief Executive Officer, and Michael J. Threet, our Chief Financial Officer and Chief Operating Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or Exchange Act, as of September 30, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operation.

ITEM 1A.	Risk Factors

The greater Las Vegas and Phoenix/Scottsdale economies each have grown dramatically during the past several years. The failure of these economies to sustain such growth in the future could seriously affect Silver State’s ability to grow.

Las Vegas and Phoenix, the primary markets in which we operate, each have experienced dramatic economic growth for many years, which has fueled a demand for our loans and deposit products. Failure to sustain this growth or deterioration in local, regional, national or global economic conditions could result in, among other things, an increase in loan delinquencies, a decrease in property values, a change in housing turnover rate or a reduction in the level of bank deposits.

Growth of the Las Vegas economy has leveled recently as the loss of real estate and construction jobs from the weakened residential market, as well as lost casino/hotel jobs due to the scheduled closing of old casino resorts to make way for new casino projects, has caused the local unemployment rate to rise to 5.2% as of September 2007. Population growth has also tapered off, rising 2.7% from 2006 to 2007. The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. In the Phoenix area, year-to-date closings of new homes and resale homes through August 2007 have decreased 21% and 32%, respectively, compared to the same period in 2006. As a result, the residential housing market in the Phoenix area has experienced a significant weakening with growing inventories of newly constructed one-to-four family residential homes. Although the weakness in the residential housing market does not appear to have significantly affected the commercial real estate market, further weakening of the real estate or employment market in the Las Vegas area (which is our single largest market) or the Phoenix area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans. These events could have an adverse effect on our profitability and asset quality.

Future development in the greater Las Vegas and Phoenix/Scottsdale areas may be subject to the availability of water. We cannot assure that governmental officials will not impose building moratoria, restrictive building requirements, water conservation measures, or other measures to address water shortages. Such restrictions could curtail future development, which has been a source of growth in our loan portfolio, or make living conditions less desirable than current conditions, which could reduce the influx of new residents from current levels and have an adverse effect on our ability to grow and generate loans.

Land values in Nevada are influenced by the amount of land sold by the federal Bureau of Land Management, which controls 87% of Nevada’s land, according to the Nevada State Office of the Bureau of Land Management. Changes to the federal Bureau of Land Management distribution policies on Nevada land could adversely affect the value of Nevada real estate, which in turn could have an adverse effect on our loan portfolio and our ability to generate loans in the future.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability.

Changes in the interest rate environment can affect both our net interest income and our non-interest income. Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The FOMC reduced the Discount Rate and Federal Funds Rate by 50 basis points during the 2007 third quarter and by 25 basis points at its recent meeting in October 2007. These decreases in short-tem interest rates have resulted in a more positively sloped yield curve. Our prime lending rate had a corresponding decrease, from 8.25% to 7.50%, resulting in a decrease in the rates on floating rate loans as well as the rates on new fixed-rate loans. Our earnings will be adversely affected by a decrease in interest rates because the majority of our interest-earning assets are variable rate instruments that will reprice faster than our interest-bearing liabilities, which will result in further compression of our net interest margin in the fourth quarter of 2007. Any further decreases in the Discount Rate and the Federal Funds Rate by the FOMC will likely have a similar effect. In addition, although more discretionary, rates for our interest-bearing deposits are slower to adjust to the decrease in rates due to competitive pressures. The computation of a prospective effect of a 100 point hypothetical interest rate decrease results in a decrease of net interest income of 4.2% for the nine months ended September 30, 2007. For additional information on the sensitivity of net interest income due to hypothetical interest rate changes, please see “ – Item 3. Quantitative and Qualitative Disclosures about Market Risk .”

In the future, our earnings may be adversely affected by an increase in interest rates due to increased funding costs, with short-term borrowings immediately repricing to higher rates and deposit rates, although more discretionary, increasing due to competitive pressures. Additionally, as rates increase, customers typically shift funds from lower rate core demand and savings accounts to fixed-rate certificates of deposit in order to lock in higher rates. In addition, as a result of our large percentage of variable rate loans, it is possible that during a period of rising interest rates the amount of interest charged to our customers may increase, which, if coupled with an overall decline in customers’ cash flows from operations, could result in an increase in loan delinquencies and correspondingly result in an increase of our provision for loan losses.

Because we compete primarily on the basis of the interest rates we offer depositors and the terms of loans we offer borrowers, our margins could decrease if we are required to increase deposit rates or lower interest rates on loans in response to competitive pressures.

We face intense competition both in making loans and attracting deposits. The Las Vegas and Phoenix/Scottsdale market areas have a high concentration of financial institutions, many of which are branches of large national and regional banks, which have resulted from the consolidation of the banking industry in our market areas and surrounding states. Some of these competitors have significantly greater resources than we do and may offer services that we do not provide such as trust and investment related services. Customers who seek “one stop shopping” may be drawn to these institutions.

We compete primarily on the basis of the rates we pay on deposits and the rates and other terms we charge on the loans we originate, as well as the quality of our customer service. Our competition for loans comes principally from commercial banks, savings institutions, credit unions, finance companies and insurance companies operating locally and elsewhere. Price competition for loans is expected to adversely affect the yields we can obtain on our loan portfolio. Price competition for deposits has adversely affected our ability to generate low cost core deposits in our primary market areas sufficient to fund our asset growth. As a result we have sought alternative funding through borrowings and may need to more aggressively price our deposit products resulting in an increase in our costs of funding and a reduction in our net interest margin.

Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large national and regional financial institutions operating throughout our market areas, and we also face strong competition from other community-based financial institutions. If interest rates continue to rise, we would expect to face additional significant competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies, in addition to national and regional financial institutions. To the extent the equity markets continue to improve, we would also expect significant competition from brokerage firms and mutual funds. Price competition for deposits might result in us attracting or retaining fewer deposits or paying more on our deposits.

During the fourth quarter of 2006 we began to experience some narrowing of our net interest margin reflecting competitive pricing pressure in both loans and deposits, which has resulted in overall lower interest rate spreads than in prior periods. The competitive pricing pressure has continued into the first three quarters of 2007. If the competition we experienced in the fourth quarter of 2006 and the first three quarters of 2007 in the form of higher deposit rates offered by local financial institutions continues for the balance of 2007 and into 2008, it could have the effect of increasing our cost of funds to a level higher than we have experienced historically, adversely affecting our net interest margin.

A large percentage of our deposits is attributable to a relatively small number of customers. Several of our large deposit customers have deposit balances that can fluctuate significantly. The loss of even a few of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.

Our 20 largest depositors accounted for approximately 42.1% of our deposits and our five largest depositors accounted for approximately 31.4% of our deposits at September 30, 2007. Our largest depositor accounted for 13.7% of our total deposits. The deposit terms offered to our 20 largest depositors are consistent with the terms offered to our other large depositors. Included among our 20 largest depositors are six depositors who as of September 30, 2007, accounted for $435.3 million or 32.1%, of our deposits. The deposit balances of these six customers (including our five largest depositors), which accounted for 32.1% of our deposits as of September 30, 2007, are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. Our brokered deposits pose a heightened risk of not being retained by us because these customers tend to be very rate sensitive in making their decisions as to the financial institution with which they choose to place their deposits.

Due to the nature of our larger customers’ businesses, the deposit balances they maintain with us may fluctuate significantly from month to month resulting in the list of our largest depositors similarly changing. For example, two of our five largest depositors are large financial services companies that provide financing services to other financial service companies, securities clearing services to brokerage firms and brokerage services to a large number of commercial and individual customers. Additionally, two of our eight largest depositors are title insurance companies. Part of the services these financial service companies and title insurance companies provide to their customers includes holding short term account balances to facilitate the ordinary course of business of these customers. The monies for these account balances are placed on deposit with us. Due to the short term nature of the deposit balances maintained by the customers of our large depositors, the deposit balances maintained with us tend to fluctuate.

In October 2007, one of our five largest depositors as of September 30, 2007 withdrew approximately $60.0 million in deposits from the Company as a result of the depositor being acquired by another company. These deposits were considered to be brokered deposits for regulatory purposes. Subsequent to the withdrawal of these deposits, the Company received approximately $60.0 million in deposits from another customer who was one of our five largest depositors as of September 30, 2007. The terms for the new deposits were consistent with the terms offered to our other large depositors as well as the terms of the $60.0 million in deposits which were withdrawn. These new deposits are also considered to be brokered deposits for regulatory purposes.

Our 20 largest depositors accounted for approximately 40.2% of our deposits and our five largest depositors accounted for approximately 31.0% of our deposits at October 31, 2007. Our largest depositor accounted for 11.5% of our total deposits. The deposit terms offered to our 20 largest depositors are consistent with the terms offered to our other large depositors. Included among our 20 largest depositors are five depositors who as of October 31, 2007, accounted for $402.5 million or 30.0%, of our deposits. The deposit balances of these five customers, which accounted for 30.0% of our deposits as of October 31, 2007, are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date.

Although we were able to replace the withdrawal by one of our five largest depositors in October of 2007, we can provide no assurance that a similar withdrawal would be replaced by a corresponding large depositor in the future. Accordingly, the loss of one or more of our 20 largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

For a summary of risk factors relevant to our operations, see our Final Prospectus filed pursuant to Rule 424(b)(4) on July 18, 2007. There have been no other material changes in risk factors relevant to our operations since July 18, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2007, the Company’s Registration Statement on Form S-1 covering the offering of 1,500,000 shares of the Company’s common stock, Commission file number 333-142110 was declared effective. The Company signed the underwriting agreement on July 17, 2007 and the offering closed on July 23, 2007. As of the date of the filing of this report, all offered securities have been sold and the offering has terminated. The offering was managed by Sandler O’Neill &Partners, L.P (the principal Underwriter).

On August 7, 2007, the principal Underwriter declined to exercise an over-allotment option to purchase an additional 225,000 shares of the Company’s common stock. The total price to the public for the shares offered and sold by the Company was $30.0 million. The amount of expenses incurred for the Company’s account in connection with the offering includes approximately $2.0 million of underwriting discounts and commissions and offering expenses of approximately $2.5 million.

All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company’s common stock; or (iii) affiliates of the Company.

The net proceeds of the offering to the Company (after deducting the foregoing expenses) were $25.5 million. From July 17, 2007 through September 30, 2007 a total of $15.0 million of the net proceeds have been contributed to Silver State Bank as additional paid in capital. The remainder has been retained by the Company and invested in accordance with its investment policy.

There has been no material change in the planned use of proceeds from this initial public offering as described in the Company’s final prospectus filed with the SEC.

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

Silver State Bancorp

Dated: November 9, 2007	By:	/s/ Michael J. Threet
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