Form 10-K
period 2007-12-31
Silver State Bancorp
filed 2008-03-14
CIK 1362719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number: 001-33592

SILVER STATE BANCORP

(Exact name of registrant as specified in its charter)

Nevada	88-0456212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 South Green Valley Parkway, Henderson, Nevada	89012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 433-8300

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO   ☒

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐     Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 29, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $145,772,624, based upon the $22.99 closing price of the registrant’s common stock as quoted on the OTC Bulletin Board on that date. Prior to the completion of Silver State Bancorp’s initial registered public offering on July 23, 2007, Silver State Bancorp’s common stock was listed on the OTC Bulletin Board under the symbol “SSBX.OB.”

The number of shares outstanding of the registrant’s common stock as of March 7, 2008 was 15,170,765.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on April 30, 2008 and any adjournments thereof and which is expected to be filed with the Securities and Exchange Commission within 120 days from December 31, 2007 are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

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

•	legislative or regulatory changes may adversely affect our business;

•	technological changes may be more difficult or expensive than we anticipate;

•	success or consummation of new business initiatives may be more difficult or expensive than we anticipate;

•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future, may delay the occurrence or non-occurrence of events longer than we anticipate;

•	changes in gaming or tourism in our primary market area; and

•	changes in management’s estimate of the adequacy of the allowance for loan losses.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

PART I

Item 1.	Business

Where You Can Find More Information

Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed with the Securities and Exchange Commission, or the SEC. We electronically file the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on our website: www.silverstatebancorp.com. We post these reports to our website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from our website is incorporated into this Report.

Overview and History

We are a bank holding company headquartered in Henderson, Nevada. We conduct our operations primarily through Silver State Bank, a Nevada-chartered commercial bank, and through Choice Bank, an Arizona-chartered commercial bank that we acquired on September 5, 2006. Through our bank subsidiaries, we provide a wide range of banking and related services to locally owned businesses, professional firms, real estate developers and investors, local non-profit organizations, high net worth individuals and other consumers. Our lending activities have historically focused on:

•	Construction lending;

•	Land acquisition and development lending;

•	Commercial real estate lending;

•	Commercial and industrial lending;

•	Residential real estate lending; and

•	Business lending through the Small Business Administration (SBA).

On a consolidated basis as of December 31, 2007, we had approximately $1.8 billion in assets, $1.6 billion in total gross loans (excluding loans held for sale), $1.4 billion in deposits and $157.6 million in stockholders’ equity.

Silver State Bank was founded in 1996 by a group of individuals with extensive community banking experience. In 1999, through a bank holding company reorganization, Silver State Bank became the wholly-owned subsidiary of Silver State Bancorp. According to the most recent Federal Deposit Insurance Corporation (FDIC) Deposit Market Share Report, as of June 30, 2007, Silver State Bank is the 8th largest bank operating in the Las Vegas-Paradise metropolitan area measured by deposits and is the 11th largest bank among all banks operating in Nevada. As of December 31, 2007, Silver State Bank had $1.5 billion in assets, $1.4 billion in gross loans (excluding loans held for sale) and $1.2 billion in deposits. As of December 31, 2007, Silver State Bank has twelve full-service offices in the greater Las Vegas market area and we expect to open two additional full-service offices in this market area during 2008 and four additional full-service offices before the end of 2009.

Choice Bank is an Arizona-chartered commercial bank headquartered in Scottsdale, Arizona. As of December 31, 2007, Choice Bank had $264.6 million in assets, $203.4 million in gross loans (excluding loans held for sale) and $215.2 million in deposits. As of December 31, 2007, Choice Bank has three full-service offices in the Phoenix/Scottsdale market area and we expect to open three additional full-service offices in this market area during 2008 and four additional full-service offices before the end of 2009.

In November 2007, the Company announced its plans to merge Silver State Bank and Choice Bank by the end of the first quarter 2008 and operate the combined bank as Silver State Bank. In February 2008, the

Company received approval of the proposed merger from the FDIC and expects to complete the merger by April 1, 2008. This merger will create economies of scale associated with both banks being part of a single platform, marketing advantages in the markets we operate, and enable both banks to have consistent policies and procedures in all areas of operation.

In addition to its banking subsidiaries, the Company operates twelve loan production offices (LPOs), which are located in Nevada, Utah, Colorado, Washington, Oregon, California and Florida. Our LPOs primarily originate SBA loans, which, for the most part, we sell in the secondary market. To a lesser extent, our LPOs also originate commercial real estate loans primarily for sale into the secondary market. Our LPOs are established and staffed around personnel who are experienced SBA loan producers in their geographic market. According to recent lending statistics, Silver State Bank is the leading SBA lender in the state of Nevada as ranked by dollar volume. Silver State Bank and Choice Bank originated and closed a combined $167.6 million in SBA loans during 2007.

Market Area and Customer Base

Our customers are primarily small to mid-sized businesses (generally representing businesses with up to $50.0 million in revenues) that require highly personalized commercial banking products and services that we deliver with an emphasis on relationship banking. We believe that our customers prefer locally managed banking institutions that provide responsive, personalized service and customized products. A substantial portion of our business is with customers with whom we have long-standing relationships or who have been referred to us by existing customers.

Through our banking subsidiaries, Silver State Bank and Choice Bank, we serve customers in Nevada and Arizona.

Nevada. In Nevada, we have branches in the cities of Henderson, Las Vegas, North Las Vegas, and Boulder City, all of which are in the greater Las Vegas market area. The economy of the greater Las Vegas market area is primarily driven by services and industries related to gaming, entertainment and tourism. In recent years, the Las Vegas market has also experienced significant growth in the residential and commercial construction and light manufacturing sectors.

Arizona. In Arizona, we operate in the cities of Scottsdale, Chandler, and Sun City West, all of which are located in the Phoenix/Scottsdale market area. These metropolitan areas contain companies in the following industries: aerospace, high-tech manufacturing, construction, energy, transportation, minerals and mining and financial services. Our primary service area in Arizona is within the geographical boundaries of Maricopa County. We consider other counties in Arizona as secondary lending areas.

SBA Lending. We view our SBA lending market to be Nevada and Arizona, in addition to Utah, Colorado, Washington, Oregon, California and Florida where we currently have LPOs.

We currently operate in what we believe to be several of the most attractive markets in the Western United States. These markets have high per capita income and have experienced some of the fastest population growth in the country in recent years. These markets are expected to continue to experience population growth in the near future, although at more modest rates than in recent years. During 2007, the economies in the markets we operate began to show signs of weakening compared to recent years caused by higher unemployment rates, decreased job growth, the effects of the national housing crisis and credit crunch, and the effects of the national economic slowdown and cutbacks in consumer spending.

The Las Vegas economy has weakened recently as the loss of real estate and construction jobs from the declining residential market, as well as lost casino/hotel jobs due to the scheduled closing of old casino resorts to make way for new casino projects, has caused the local unemployment rate to rise to 5.6% as of December 2007.

Population growth has also tapered off, rising 2.7% from 2006 to 2007. New home sales in 2007 were down 45% from 2006. In the Phoenix area, closings of new homes and resale homes in 2007 have decreased 24% and 35%, respectively, compared to 2006. As a result, the residential housing markets in the Las Vegas and Phoenix areas have experienced a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. Further weakening of the real estate or employment market in the Las Vegas area (which is our single largest market) or the Phoenix area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, adversely affecting our profitability and asset quality. The weakness in the residential market has begun to expand into the commercial real estate market in the markets in which we operate, as builders and related industries downsize. In addition, commercial and industrial vacancy rates have also been on the rise in recent months.

Despite the economic challenges we are currently experiencing in the markets in which we operate, we believe that we operate in areas of the country that have sound economic fundamentals driven by a variety of factors which will provide us with continued lending and growth opportunities in the future. Some of these factors that exist in the greater Las Vegas market area, our primary market, include a service economy associated with the hospitality and gaming industries, the historic availability of affordable housing, the lack of a state income tax, and a growing base of senior and retirement communities. Increased economic activity by individuals and accelerated infrastructure investments by businesses should generate additional demand for our products and services. For example, economic growth should produce additional commercial and residential development, providing us with greater lending opportunities. In addition, as per capita income continues to rise, there should be greater opportunities to provide a broader range of financial products and services.

Our future growth opportunities will be influenced by the growth and stability of the statewide and regional economies, other demographic population trends and the competitive environment within and around the states of Nevada and Arizona. We believe that we have developed lending products and marketing strategies to address the diverse credit-related needs of the residents in our market areas. We intend the primary funding for our growth to be customer deposits, using borrowed funds to supplement our deposit initiatives as a funding source. We intend to grow customer deposits by continuing to offer desirable products at competitive rates and by opening new branch offices.

The Company’s real estate lending activity focuses on construction loans and land acquisition and development loans for both commercial and residential projects, commercial real estate loans and commercial and industrial loans. We are currently one of the largest SBA lenders in Nevada and, in addition, both Silver State Bank and Choice Bank are nationwide SBA approved Preferred Lenders Program lenders. Choice Bank primarily specializes in providing construction and long-term financing for homes and also provides commercial real estate loans.

Competition

The banking and financial services business in our market areas is highly competitive. This increasingly competitive environment is a result primarily of growth in community banks, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits and customers with other commercial banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other non-bank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

Competition for deposit and loan products remains strong from both banking and non-banking firms, and this competition directly affects the rates of those products and the terms on which they are offered to customers. Price competition for deposits has adversely affected our ability to generate low cost core deposits in our primary market areas sufficient to fund our asset growth. As a result we have sought alternative funding through borrowings and may need to price our deposit products more aggressively, resulting in an increase in our costs of funding and a reduction in our net interest margin. Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Many customers now expect a choice of several delivery systems and channels, including telephone, mail, internet banking and ATMs.

According to the most recent FDIC Deposit Market Share Report, as of June 30, 2007, Silver State Bank is the 11th largest bank among all banks operating in Nevada with a deposit market share of 0.60% and is the 8th largest bank in the Las Vegas-Paradise Metropolitan area with a deposit market share of 0.66%. According to the most recent FDIC Deposit Market Share Report, as of June 30, 2007, Choice Bank is the 30th largest bank in the Phoenix-Mesa-Scottsdale area with a deposit market share of 0.26%. According to the FDIC Deposit Market Share Report, as of June 30, 2007, our largest competitor in Nevada, measured by deposits, is Citibank, a federally chartered savings bank with a national presence, which has more than 41% of the deposit market share in Nevada. In addition, Silver State Bank’s five largest competitors (Citibank, Washington Mutual Bank, Charles Schwab, Bank of America, and Wells Fargo Bank), in the aggregate, have more than 90% of the deposit market share in Nevada. Each of these competitors is, or is affiliated with, a financial institution considered to be among the largest in the country with a national or international presence. According to the FDIC Deposit Market Share Report, as of June 30, 2007, our largest competitor in Arizona, measured by deposits, is JPMorgan Chase Bank, a large commercial bank with a national and international presence that has approximately 24% of the deposit market share in Arizona. In addition, Choice Bank’s eight largest competitors (JPMorgan Chase Bank, Bank of America, Wells Fargo Bank, Compass Bank, World Savings Bank, M&I Marshall & Ilsley Bank, First National Bank of Arizona, and Meridian Bank), in the aggregate, have more than 80% of the deposit market share in Arizona.

There are approximately 47 banking institutions in our market area in Nevada and approximately 71 banking institutions in our market area in Arizona. However, we believe that our most direct competition in lending comes from 12 institutions in Nevada and from 15 institutions in Arizona. Due to our size, which allows us to provide personalized service to our customers and the quality of the service we provide, we have been able to develop a loyal borrower and depositor base.

Mergers between financial institutions have placed additional pressure on banks to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our market. The competitive environment is also significantly affected by federal and state legislation that makes it easier for non-bank financial institutions to compete with us.

Lending Activities

We provide a variety of loans to our customers, including construction and land loans, commercial real estate loans, commercial and industrial loans, SBA loans and, to a lesser extent, residential real estate and consumer loans. Our lending efforts have focused on meeting the needs of our business customers, who have typically required funding for commercial and commercial real estate enterprises.

Our lending guidelines generally require construction loans for commercial properties to be 50% or more leased prior to funding. Exceptions are made for developers with successful borrowing histories with the banks, with support from financially capable guarantors, excellent project feasibility and strong market conditions. The aggregate principal balance of loans outstanding with respect to commercial properties that are less than 50% leased was $93.2 million, representing 38 loans, at December 31, 2007.

As of December 31, 2007 our loan portfolio totaled $1.6 billion, or approximately 88% of our total assets. The following table presents the composition of our loan portfolio in dollar amounts at the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Construction and land	$1,065,524	$620,167	$369,197	$228,293	$93,348
Commercial real estate	261,846	206,744	195,754	214,860	213,182
Commercial and industrial	139,258	109,134	68,904	62,176	55,082
Single family residential real estate	94,813	80,280	13,720	18,508	22,527
Consumer	4,944	5,789	3,504	2,928	3,296
Leases, net of unearned income	277	411	264	729	1,684
Net deferred loan fees	(7,691)	(6,882)	(5,164)	(4,103)	(2,398)

Gross loans, net of deferred fees	1,558,971	1,015,643	646,179	523,391	386,721
Less: Allowance for loan losses	(19,304)	(11,200)	(8,314)	(6,051)	(4,768)

	$1,539,667	$1,004,443	$637,865	$517,340	$381,953

The following table presents the contractual maturity of our loans at the dates indicated.

	At December 31, 2007
	Due Within One Year	Due From 1-5 Years	Due in More than Five Years	Total
	(In thousands)
Construction and land	$827,103	$209,804	$28,617	$1,065,524
Commercial real estate	119,113	74,811	67,922	261,846
Commercial and industrial	82,813	14,969	41,476	139,258
Single family residential real estate	24,754	15,352	54,707	94,813
Consumer	2,931	1,934	79	4,944
Leases, net of unearned income	11	266	—	277
Net deferred loan fees	—	—	—	(7,691)

Gross loans, net of deferred fees	1,056,725	317,136	192,801	1,558,971
Less: Allowance for loan losses	—	—	—	(19,304)

	$1,056,725	$317,136	$192,801	$1,539,667

Interest rates:
Fixed	$7,000	$16,599	$10,451	$34,050
Variable	1,049,725	300,537	182,350	1,532,612
Net deferred loan fees	—	—	—	(7,691)

Gross loans, net of deferred fees	$1,056,725	$317,136	$192,801	$1,558,971

Construction and Land Loans. The principal types of our construction loans include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants and entry-level residential tract homes. Construction loans are primarily made to experienced local developers with whom we have significant lending history. An analysis of each construction project is performed as part of the underwriting process to determine whether the type of property, location, construction costs and contingency funds are appropriate and adequate. Our underwriting guidelines generally require our construction loans to have loan-to-value ratios of no more than 75% and we seek to obtain personal guarantees from our borrowers when possible. Construction loans comprised approximately 33% of our total loan portfolio at December 31, 2007, including SBA loans. At December 31, 2007, the largest construction loan in our portfolio was $20.6 million. On December 31, 2007 and 2006, our construction loans were as follows:

	At December 31,
	2007	2006
	(In thousands)
One-to-Four Family	$149,891	$80,276
Multi-Family	45,697	12,820
Hotel	29,499	28,969
Multi-Use	15,156	3,565
Industrial	35,521	31,623
Office	67,806	60,137
Mini-Storage	—	4,562
Retail	162,538	86,926
Other	2,160	4,985

Total Construction	$508,268	$313,863

We classify our land loans as loans on raw land, infill, land development and developed land loans. We consider raw land to be land that has no improvements on it and is located outside of a developed area. Infill is land that has no improvements but is located within a metropolitan area and is surrounded by developed land. Land development loans are loans containing budgeted dollars to finance the onsite improvements upon raw or infill land, and developed land loans consist of loans on land with improvements completed. We extend land loans primarily to borrowers who plan to initiate active development of the property within two years and have a prior good business relationship with our bank subsidiaries and bank officers. Our underwriting guidelines generally require our land loans to have a loan-to-value ratio of no more than 65%. Land loans comprised approximately 36% of our total loan portfolio at December 31, 2007, including SBA loans. At December 31, 2007, the largest land loan in our portfolio was a $19.1 million land development loan to a local developer. On December 31, 2007 and 2006, our land loans were as follows:

	At December 31,
	2007	2006
	(In thousands)
Raw	$107,757	$53,347
Infill	135,793	105,057
Land development	261,668	117,047
Developed land	52,038	30,853

Total Land	$557,256	$306,304

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

Commercial Real Estate Loans. A significant component of our lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital that are secured by commercial real estate. We have a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. Our underwriting guidelines generally require our commercial real estate loans to have loan-to-value ratios of no more than 75% and minimum debt service coverage ratios, defined as net operating income divided by debt service, of no less than 1.25. In addition, we seek to obtain personal guarantees from our borrowers whenever possible. The maturity of these loans is typically 2-5 years. The specific loan-to-value ratio and debt service coverage ratio varies depending on the type of collateral for each commercial loan. Commercial real estate loans comprised approximately 17% of our total loan portfolio at December 31, 2007. At December 31, 2007, the largest commercial real estate loan in our portfolio was $13.4 million, secured by industrial real estate. On December 31, 2007 and 2006, our commercial real estate loans were as follows:

	At December 31,
	2007	2006
	(In thousands)
Multi-Family	$10,490	$7,159
Hotel	5,523	3,348
Multi-Use	9,938	932
Industrial	48,593	36,832
Office	68,573	45,292
Mini-Storage	4,051	9,951
Retail	81,172	77,924
Other	33,506	25,306

Total Term CRE	$261,846	$206,744

Commercial and Industrial Loans. In addition to real estate secured loan products, we also originate commercial and industrial loans, including working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. We focus on making commercial loans to small and medium-sized businesses in a wide variety of industries. Our underwriting guidelines generally require that our commercial and industrial loans have a loan-to-value ratio of no more than 75% and we seek to obtain a personal guarantee from our borrowers whenever possible. At December 31, 2007, our largest commercial and industrial loan to one borrower was $23.6 million, secured primarily by helicopters. Commercial loans comprised approximately 9% of our total loan portfolio at December 31, 2007.

SBA Loans. Our bank subsidiaries are nationwide SBA Preferred Lenders. As Preferred Lenders they can approve a loan within the authority delegated to them by the SBA. Preferred Lenders approve, package, fund and service SBA loans within a range of authority that is not available to SBA lenders that do not have the Preferred Lender designation. The Banks’ SBA loans fall into two categories, loans originated under the SBA’s 7A Program, or SBA 7A Loans, and loans originated under the SBA’s 504 Program, or 504 loans. For 2007, SBA 7A Loans represented approximately 17% of the SBA Loans originated by our banks while 504 Loans represented the balance.

Under the SBA 7A Loan program, loans from $150,000 up to $2.0 million are guaranteed 75% by the SBA. Generally, this guarantee would become invalid only if the loan was not closed and serviced in accordance with the SBA loan authorization. SBA 7A Loans under $150,000 are guaranteed 85% by the SBA. SBA 7A Loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years. We generally sell the guaranteed portion of SBA 7A loans, which is up to 85% of the loan. The unguaranteed portion of these loans may also be sold. At least 10%, or 5% with prior SBA approval, of the SBA 7A Loans are required to be retained in our portfolio. Funding for these loans has come principally from deposit sources. We retain the servicing on the guaranteed and unguaranteed portion of SBA 7A

Loans that we sell. The strategy of selling both the guaranteed and unguaranteed portion of the SBA 7A Loans allows us to supplement our earnings and maintain funding to meet our local loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of an SBA 7A Loan pays a premium to us, which historically has ranged up to 10% of the guaranteed amount, and in the case of a sale of the unguaranteed portion, the premium has historically ranged up to 4%. Generally, we also receive a servicing fee equal to 1% of the guaranteed amount sold in the secondary market. Under certain circumstances, we may be required to refund the premium we receive on the sale of a loan. In the event of a default on an SBA 7A Loan, within 90 days of its sale, or if the loan is repaid within 90 days of its sale, we are required to refund the premium to the purchaser. Since inception of the program, refunds of the premiums on SBA 7A Loans have been nominal.

Under the SBA’s 504 Program, we require a minimum down payment of 10% (more on special purpose or single use properties). We then enter into a first trust deed loan in an amount not less than 50% of the total project cost and an interim second trust deed loan in an amount not less than 40% of the total cost of the project. For SBA 504 non-construction loans, the first trust deed loan has a term of up to 25 years. The second trust deed loan is generally for a term of up to 180 days. Within the 180 day period of entering into the loan, the second trust deed loans are refinanced by SBA certified development companies and used as collateral for SBA guaranteed debentures. For SBA 504 construction loans, the term on the second trust deed loan is generally up to 18 months and the certified development company cannot pay off the loan until a certificate of occupancy is issued. The first trust deed loan on a construction project is generally for a term of up to 18 months with an automatic conversion to a permanent fixed-rate loan upon completion of the project. Our SBA lending program, and portions of our real estate lending, are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations, including the SBA. The guaranteed portion of SBA loans is not included in calculation of our subsidiary banks’ loan-to-one-borrower limitations described below.

Residential Real Estate Loans. As of December 31, 2007, residential real estate loans represented approximately 6% of our total loan portfolio. We originate residential mortgage loans secured by one-to-four family properties, most of which serve as the primary or secondary residences of the owner. Choice Bank has developed a core competency in residential mortgage loans with principal balances in excess of the Federal National Mortgage Association single-family limit of $417,000 (commonly referred to as “non-conforming” or “jumbo” loans). Our primary focus is to maintain and expand relationships with developers, realtors, and other key contacts in the residential real estate industry in order to originate new mortgages. Most of our loan originations result from relationships with existing or past customers, members of our local community, and referrals from realtors, attorneys, and builders. All of the portfolio residential real estate loans are typically made at a loan-to-value ratio of 80%. If these loans are made with a loan-to-value ratio greater than 80%, the borrower is required to obtain private mortgage insurance, which results in a lower exposure to the Bank in the event the borrower defaults in making payments on the loan.

We also originate residential real estate construction loans for primary and secondary residences, as well as loans for improved custom home lots. These loans are also typically made at a loan-to-value ratio of 80%. If these loans are made with a loan-to-value ratio greater than 80%, then private mortgage insurance, paid by the borrower, is required. Improved custom home lots are typically financed at a maximum loan-to-value ratio of 80%. In addition we serve the custom home builders within our markets with residential speculative custom home financing for specific custom home communities. These loans are typically made at a maximum loan-to-cost ratio of 80% and at a maximum loan-to-value ratio of 65%. As of December 31, 2007, we had 36 speculative residential real estate construction loans with an aggregate balance of $41.8 million.

Lastly, we originate home equity loans and home improvement loans to serve primarily our current mortgage customer base. All of these types of loans are made with a maximum combined loan-to-value ratios of 80%.

We offer a variety of adjustable rate mortgage, or ARM, loans secured by one- to four-family residential properties with a fixed-rate for initial terms of one year, three years or five years. After the initial adjustment period, ARM loans adjust on an annual basis. These loans are originated in amounts generally up to $3.0 million. The ARM loans that we currently originate have a maximum 30-year amortization period and are generally subject to the loan-to-value ratios described above. The interest rates on ARM loans fluctuate based upon a fixed spread above the monthly average yield on United States Treasury securities, adjusted to a constant maturity of one year, and generally are subject to a maximum increase of 2% per adjustment period and a limitation on the aggregate adjustment of 5% over the life of the loan.

The origination and retention of ARM loans helps reduce exposure to increases in interest rates. However, ARM loans can pose credit risks different from the risks inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower may rise, which increases the potential for default. The marketability of the underlying property also may be adversely affected by higher interest rates. In order to minimize risks, we evaluate borrowers of ARM loans based on their ability to repay the loans at the higher of the initial interest rate or the fully indexed rate. In an effort to reduce risk further, we have not in the past, nor do we currently, originate ARM loans that provide for negative amortization of principal.

We also offer interest-only mortgage loans. These loans are designed for loan customers who desire flexible amortization schedules. These loans are originated as 1/1, 3/1, or 5/1 ARM loans, with the interest-only portion of the payment based upon the initial loan term, or offered on a 30-year fixed-rate loan, with interest-only payments for the first 10 years of the obligation. The 30-year fixed-rate loans are originated for sale into the secondary market. With respect to ARM loans, at the end of the initial 1-, 3- or 5-year interest-only period of these loans, the payment will adjust to include both principal and interest and will amortize over the remaining term so the loan will be repaid at the end of its original life. These loans may involve higher risks compared to standard loan products since there is the potential for higher payments once the interest rate resets and the principal begins to amortize and they rely on a stable or rising housing market to maintain acceptable loan-to-value ratios. As of December 31, 2007, we had 46 interest-only mortgage loans with an aggregate balance of $24.5 million.

Consumer Loans. We offer a variety of consumer loans to meet the needs of our commercial customers. Examples of our consumer loans include new and used automobile loans and personal lines of credit. Consumer loans represented less than 1% of our total loan portfolio at December 31, 2007 and 2006.

Loan Approval Procedures and Authority. Our lending policies for Silver State Bank and Choice Bank are as follows:

Silver State Bank. The Senior Loan Committee, comprised of the executive officers of Silver State Bank, sets the authorization levels for each individual loan officer on a case-by-case basis in a written memorandum to that officer that details the officer’s lending authority according to the types and grades of loans. Generally, the more experienced a loan officer, the higher the authorization level. The maximum approval amount granted to an individual officer is $500,000 for unsecured credit relationships, $1.0 million for collateralized credit relationships (secured primarily by a perfected security interest in equipment) and $2.0 million for secured credit relationships (secured by pledged collateral that is equivalent to cash or near cash, such as marketable stocks or bonds; in addition, Silver State Bank considers properly margined real estate loans meeting the bank’s loan-to-value or loan-to-cost guidelines as secured transactions). The Senior Loan Committee has approval authority of up to $27.0 million. Any extension of credit that would result in the aggregate extensions of credit to a customer to exceed that amount must be approved by the Directors Loan Committee.

Further, all non-criticized loans above $100,000, all other loans especially mentioned above $30,000, all substandard loans above $20,000 and all doubtful or loss loans are reported to the Senior Loan Committee. In addition, any loan granted to a member of the Board of Directors of Silver State Bancorp, Silver State Bank or Choice Bank, any of Silver State Bancorp’s principal stockholders or any of our executive officers requires the approval of the Board of Directors.

Choice Bank. Choice Bank’s lending policies mirror those of Silver State Bank. Loan officers with lending limits may approve loans within their respective lending authority. All loans in excess of $100,000 will be reported to the Management Loan Committee. This committee consists of both Choice Bank and Silver State Bank’s Executive Officers. All loans in excess of the applicable loan officer’s lending limit must be approved by the Management Loan Committee. All Management Committee approvals are reported monthly at the regularly scheduled Choice Bank board meeting. Upon completion of the planned merger of Choice Bank and Silver State Bank, all loan approval procedures and authority will be governed by the prescribed procedures and authority currently in place at Silver State Bank.

Loans to One Borrower. In addition to the limits set forth above, state banking law generally limits the aggregate extensions of credit that a bank may make to a single borrower. Under Nevada law, the aggregate extensions of credit that a bank may make to a single borrower generally may not exceed 25% of the sum of the bank’s Tier 1 capital and allowance for loan losses (approximately $45.5 million at December 31, 2007 with respect to Silver State Bank). Under Arizona law, the aggregate extensions of credit of a bank to one borrower may not exceed 20% of the bank’s capital and allowance for loan losses (approximately $4.4 million at December 31, 2007 with respect to Choice Bank). The largest aggregate extensions of credit by our subsidiary banks to one borrower at December 31, 2007, were as follows:

•

Silver State Bank’s largest aggregate extension of credit to a single borrower was $27.1 million, consisting of a construction loan, a commercial real estate loan, and a commercial and industrial loan to a local developer;

•	Choice Bank’s largest aggregate extension of credit to a single borrower was $2.8 million consisting of a commercial construction loan to a local developer.

Notwithstanding the above limits, our subsidiary banks are able to leverage their relationships with one another to participate in loans collectively which they otherwise would not be able to make on an individual basis. As of December 31, 2007, the aggregate lending limit of our subsidiary banks to a single borrower was approximately $49.9 million. Assuming the merger had been completed prior to that date, as of December 31, 2007, our aggregate lending limit to a single borrower on a pro-forma basis would have been approximately $51.0 million.

Concentrations of Credit Risk. Our lending policies also establish customer and product concentration limits to control single customer and product exposures. As these policies are intended as guidance and not as absolute limitations, at any particular point in time the ratios may be higher or lower because of funding on outstanding commitments. Set forth below are our policy limit guidelines and the segmentation of our loan portfolio by loan type as of the dates indicated:

	At December 31, 2007
	Percent of Total Risk Based Capital
	Policy Limit	Actual*	Percent of Total Loans*
Construction Loans	350%	237%	33%
Land Loans	350	248	34
Commercial Real Estate Loans	300	136	19
Commercial Loans	150	62	8
Single Family Residential Real Estate Loans	100	42	6
Consumer Loans	25	2	< 1

*	Calculations include loans held for sale pursuant to our portfolio limit guidelines.

We continually monitor a variety of risk exposures in our loan portfolio. As part of the portfolio monitoring process, we periodically perform “stress tests” using various factors, typically those issues outside the control of our management. The goal of stress testing the portfolio is to determine the overall effect of various events on our loan portfolio that could create unanticipated loss exposure and/or impairment of our banks’ capital. Stress testing provides our management with insight into how these issues may affect our banks’ capital.

Asset Quality

One of our key strategies is to maintain high asset quality. We have continued to use a loan grading system consisting of nine different categories. Loans graded in the first five categories are considered “satisfactory.” The other four grades range from a “watch” category to a “loss” category and are consistent with the grading systems used by the FDIC. All loans are assigned a credit risk grade at the time they are made. In addition, our “Watch List” loans are internally reviewed by Silver State Bank’s Senior Loan Committee and Choice Bank’s Management Loan Committee on a monthly basis to determine whether a change in the credit risk is warranted. The Senior Loan Committee and the Management Loan Committee each reports its analysis to its respective Board of Directors at the monthly board meeting. Our loan officers also update the credit risk grades on the loans in their respective portfolios on a regular basis, taking into consideration information such as our position with respect to the underlying collateral, updated financial information from the customer, updated appraisals and the current status of the loan. The loan officers certify as to the appropriate credit risk grade as part of this update, and will recommend appropriate changes in grades as necessary. The results of this certification process are reviewed by our Credit Administration staff. Our loan portfolio and credit risk grades are also reviewed periodically by an internal loan review staff that reports to the Audit Committee, as well as by external, independent loan review firms (one for Silver State Bank and one for Choice Bank). As part of this review, randomly selected new, renewed, and seasoned loans are reviewed for compliance with our credit policies. In addition, our independent loan review firms generally review our “Watch List” loans.

Delinquent Loans and Foreclosed Assets. Our policies for Silver State Bank and Choice Bank are as follows:

In General. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Our goal in any problem loan negotiation is repayment of the obligation. The appropriate method to use to attain this goal varies depending on the circumstances involved.

Generally, if a loan is approaching 30 days past due, we attempt to remedy the deficiency by contacting the borrower to notify the borrower of the default and to determine the cause of the default. If the nature of the problem is short-term, the bank works with the defaulting borrower to develop a strategy to remedy the situation. Further, the loan is continued to be closely monitored and may be placed on the bank’s “Watch List” at the loan officer’s discretion or by senior management. “Watch List” reports are completed monthly and reviewed by senior management and the various loan committees. If the problem appears to be long-term in nature and cannot be remedied in a satisfactory manner, assignment to the Special Assets department is considered. If the loan is assigned, the Special Assets department administers the credit from this point, seeking legal advice if necessary. Possible remedies include legal action, foreclosure or other means to protect the bank’s collateral position.

Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate.

Repossession/Foreclosure. Our policy is to proceed with the repossession of collateral only as a last alternative after the borrower has demonstrated an unwillingness or inability to adhere to a reasonable program of repayment.

Criticized Assets. Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. We use grades six through nine of our loan grading system to identify potential problem assets.

The following describes grades six through nine of our loan grading system, which are consistent with the definitions set forth in applicable banking regulations and guidelines:

(6)	“Other Loans Especially Mentioned.” These loans have potential weaknesses which, if not checked and corrected, may result in deterioration of the repayment prospects, weaken the loan, or inadequately protect the banks’ credit position at some future date. Other Loans Especially Mentioned are believed to be potential problems that warrant more than the usual management attention, but do not quite justify a classification of Substandard. Loans which might fall into this category include those with an inadequate loan agreement, poorly collateralized loans, loans without proper documentation and for which any other deviation for prudent lending practices occurred. Economic or market conditions that may, in the future, affect the borrower may warrant mention of the loan.

(7)	“Substandard.” These loans may involve more than a normal degree of risk and are inadequately protected by the solid worth and paying capacity of the borrower. Weaknesses may include lack, insufficiency or poor marketability of collateral, poor handling, programming or supervision by bank personnel, or external adverse factors. Loans of this type are characterized by the distinct possibility that the bank may sustain some loss if the deficiencies are not corrected quickly. A strong possibility of correcting the deficiencies usually exists.

(8)	“Doubtful.” A loan classified as “Doubtful” has all the weaknesses of a Substandard loan. In addition, collection in full—on the basis of currently existing facts, conditions and values—is highly questionable and improbable. The possibility of loss is extremely high, but because of important and reasonably specific pending factors, which may work toward strengthening the asset, classification as Loss is deferred until its more exact status may be determined.

(9)	“Loss.” These assets are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practicable or desirable to defer writing off the asset, even though partial recovery may be affected in the future.

Nonperforming assets, which include other real estate owned, or OREO, nonaccrual loans and accruing loans delinquent 90 days or more, were $13.2 million at December 31, 2007, $870,000 at December 31, 2006, and $1.2 million at December 31, 2005.

We generally stop accruing income on (i) any loan when interest or principal payments are in arrears for 90 days or on (ii) any asset for which payment in full of interest or principal is not expected. We designate loans on which we stop accruing income as nonaccrual loans and we reverse any outstanding interest that we previously accrued. We subsequently recognize income in the period in which we collect it, when the ultimate collection of principal is no longer in doubt. We return nonaccrual loans to accrual status only when factors indicating doubtful collection no longer exist and the loan has been brought current. In addition, when a loan is placed on nonaccrual, it is also entered on the Watch List if the loan is above $5,000.

If the nonaccrual balance has not been paid in full by the time the credit reaches 180 days past due, the balance may be charged-off, unless certain legal proceedings have been initiated or other circumstances make it reasonably likely that we will collect the loan.

OREO consists of real property we acquire through foreclosure or deed in lieu of foreclosure. After foreclosure, OREO is carried at the lower of fair value minus estimated cost to sell or at cost. A valuation allowance account is established through provisions charged to income, which results from the ongoing periodic valuations of OREO. Fair market value is generally based on recent appraisals.

The following table presents information regarding nonaccrual loans, accruing loans delinquent 90 days or more, and OREO as of the dates indicated. During the periods shown below, we did not have any loans past due 90 days or more and still accruing or interest income that would have been recorded under the original terms of the loans.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Total nonaccrual loans (1)	$13,079	$132	$1,217	$474	$4,745
Restructured loans	—	—	—	—	—
Other real estate owned (OREO)	110	738	—	600	—

Total nonperforming assets	$13,189	$870	$1,217	$1,074	$4,745

Nonaccrual loans to gross loans	0.84%	0.01%	0.19%	0.09%	1.23%
Nonperforming assets to total assets	0.75%	0.07%	0.15%	0.15%	0.97%
Interest income recognized on nonaccrual loans	$1,002	$111	$89	$5	$160

(1)	We had no loans past due 90 days or more and still accruing as of the end of each period indicated.

Our nonaccrual loans consisted of twenty loans and totaled $13.1 million at December 31, 2007 and consisted of two loans and totaled $132,000 at December 31, 2006. This increase is due primarily to construction and land loans where the borrower has experienced financial difficulty in the current challenging economic environment.

Our potential problem loans, consisting of loans in grades six or higher but still performing, were approximately $84.5 million at December 31, 2007 and $12.0 million at December 31, 2006. This increase is due primarily to construction and land loans where delays caused by the permitting process and the general economic slowdown in the markets in which we operate have affected the timing or completion and ultimate disposition of the finished project.

The total amount of additional interest income on nonaccrual loans that would have been recognized in 2007 if interest on all such loans had been recorded based upon original contract terms was immaterial. We are currently committed to lend approximately $387,000 to borrowers with loans on nonaccrual status.

Impaired loans pursuant to Statement of Financial Accounting Standards, or SFAS, 114, Accounting by Creditors for Impairment of a Loan, totaled $135.8 million and $938,000 as of December 31, 2007 and 2006, respectively. We are currently committed to lend approximately $23.8 million in additional funds on these impaired loans; however, management will continue to monitor the credit quality of these loans and will only lend additional funds as warranted. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had seventy-seven and six loans classified as impaired at December 31, 2007 and 2006, respectively. A significant majority of the impaired loans as of December 31, 2007 relates to construction and land loans. As of December 31, 2007 $119.0 million of impaired loans do not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan will not be collected as scheduled in the loan agreement. The $119.0 million of impaired loans as of December 31, 2007 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements. These loans are adequately collateralized as of December 31, 2007. However, this assessment could change in the near future depending on various factors, including a decrease in the value of real estate values in southern Nevada and central Arizona. In addition, at December 31, 2007 and 2006, we had no loans classified as troubled debt restructurings, as defined in SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$11,200	$8,314	$6,051	$4,768	$3,546
Provisions charged to operating expenses	9,160	2,821	2,350	1,750	2,325
Acquisition (1)	—	663	—	—	—

Recoveries of loans previously charged-off:
Construction and land	—	—	—	—	—
Commercial real estate	—	—	37	1	—
Commercial and industrial	3	52	40	118	50
Residential real estate	—	—	—	—	—
Consumer and other	37	14	14	9	4

Total recoveries	40	66	91	128	54

Loans charged-off:
Construction and land	300	—	—	—	—
Commercial real estate	—	19	—	178	500
Commercial and industrial	529	447	95	399	466
Residential real estate	147	44	—	—	139
Consumer and other	120	154	83	18	52

Total charged-off	1,096	664	178	595	1,157

Net charge-offs	1,056	598	87	467	1,103

Balance at end of period	$19,304	$11,200	$8,314	$6,051	$4,768

Net charge-offs to average loans outstanding	0.08%	0.07%	0.01%	0.11%	0.33%
Allowance for loan losses to gross loans	1.24%	1.10%	1.29%	1.16%	1.23%
Allowance for loan losses to nonperforming loans	147.6%	8484.8%	683.2%	1276.6%	100.5%

(1)	In connection with our acquisition of Choice Bank on September 5, 2006, we added $663,000 in the allowance for loan losses held by Choice Bank at the time of the acquisition.

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

We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, U.S. generally accepted accounting principles (GAAP) and regulatory guidance. We periodically review the assumptions and formula used in determining our allowance for loan losses and make adjustments if required to reflect the current risk profile of our loan portfolio. During the third and fourth quarters of 2007, we increased the allowance for loan losses due to weaknesses in the residential real estate markets in which we operate, an increase in nonperforming assets, an increase in potential problem loans, and the general weakening economic condition in the markets served by the Company.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2007 and 2006—Critical Accounting Policies—Allowance for Loan Losses.”

The following table presents the allocation of our allowance for loan losses by loan category and the percentage of loans in each category to total loans at December 31, 2007, 2006, 2005, 2004, and 2003.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	% of Loans in Each Category to Gross Loans*	Amount	% of Loans in Each Category to Gross Loans*	Amount	% of Loans in Each Category to Gross Loans*	Amount	% of Loans in Each Category to Gross Loans*	Amount	% of Loans in Each Category to Gross Loans*
Construction and land	$13,664	68.0%	$7,356	60.7%	$3,662	56.7%	$3,354	43.3%	$1,961	24.2%
Commercial real estate	3,568	16.7	2,667	20.2	2,359	30.1	1,167	40.7	1,139	54.6
Commercial and industrial	1,199	8.9	801	10.7	1,716	10.6	1,256	11.9	1,390	14.2
Single family residential real estate	777	6.1	287	7.8	516	2.1	200	3.5	225	5.8
Consumer and other	96	0.3	89	0.6	61	0.5	74	0.6	53	1.2

Total	$19,304	100.0%	$11,200	100.0%	$8,314	100.0%	$6,051	100.0%	$4,768	100.0%

*	Gross loans before netting deferred loan fees.

Investment Activities

Investment Securities. The Board of Directors established an Investment Committee, comprised of six executive officers, who meet on a regular basis to review our investment portfolio and evaluate the current status of our investments. Our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer are responsible for overseeing the investment portfolio and have the authority to make investment decisions for our bank subsidiaries.

We have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, purchases of federal funds, money market funds, municipal securities, corporate debt and equity securities, commercial paper and mutual funds.

We classify investment securities as available-for-sale at the date of purchase. We currently have no investment securities classified as trading or held-to-maturity.

At December 31, 2007 we had $52.0 million of investment securities compared with $65.3 million at December 31, 2006. All of these investment securities are classified as securities available-for-sale.

The contractual maturity distribution and weighted average yield of our available-for-sale portfolio at December 31, 2007 are summarized in the table below. Weighted average yield is calculated by dividing income within each maturity range by the outstanding amount. Securities available-for-sale are carried at amortized cost in the table below for purposes of calculating the weighted average yield received on such securities.

	At December 31, 2007
	Due Under 1 Year Amount/Yield		Due 1-5 Years Amount/Yield		Due 5-10 Years Amount/Yield		Due Over 10 Years Amount/Yield		Total Amount/Yield
	(Dollars in thousands)
Available-for-sale
U.S. Treasury securities	$9,496	4.96%	$25	4.84%	$—	—	$—	—	$9,521	4.96%
U.S. Government-sponsored agencies	10,245	5.33	25,302	5.35	—	—	—	—	35,547	5.34
Mortgage-backed obligations	—	—	—	—	—	—	4,331	5.87	4,331	5.87
Other	2,091	4.26	49	5.12	83	—	235	4.38	2,458	4.33

Total available-for-sale	$21,832	5.07%	$25,376	5.35%	$83	—	$4,566	5.82%	$51,857	5.27%

The carrying value of our securities available-for-sale at December 31, 2007, 2006, and 2005 is set forth below.

	At December 31,
	2007	2006	2005
	(In thousands)
U.S. Treasury securities	$9,578	$9,496	$7,426
U.S. Government-sponsored agencies	35,621	50,038	61,690
Mortgage-backed obligations	4,327	3,839	2,030
Money market	2,067	1,951	2,101
Other debt securities	373	—	—

Total investment securities	$51,966	$65,324	$73,247

Sources of Funds

General. Customer deposits, borrowings, scheduled amortization and prepayments of loan principal and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer savings accounts, NOW accounts, checking accounts, money market accounts and time deposits. We also offer IRA accounts.

Deposits generated through our branch network are our primary means of funding growth. Since December 31, 2003, our deposits have grown from $392.4 million to $1.4 billion as of December 31, 2007. Our deposit growth was primarily due to the growth in our branch network and our competitive pricing. As of December 31, 2007 we have twelve Silver State Bank branch offices and three Choice Bank branch offices. We expect to open two new Silver State Bank branches and three new Choice Bank branches in 2008.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from the market areas surrounding our offices. We rely primarily on paying competitive rates, providing strong customer service and maintaining long-standing relationships with customers to attract and retain these deposits. We also use brokers to obtain deposits when we require additional funding to meet loan demand. As of December 31, 2007, four of our depositors accounted for $500.2 million, or 35.1%, of total deposits. The deposit balances of these four customers are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. The balances of our brokered deposits measured as of each month end from January 1, 2007 to December 31, 2007 have fluctuated, ranging from a high of $517.5 million, or 35.5% of total deposits to a low of $228.3 million, or 22.2% of total deposits. In addition, we obtain deposits via the internet.

Our 20 largest depositors accounted for approximately 44.8% of our deposits and our five largest depositors accounted for approximately 36.6% of our deposits at December 31, 2007. Our largest depositor as of December 31, 2007 accounted for 15.4% of our total deposits. Of our 20 largest depositors at December 31, 2007, two were related to each other representing 14.1% of our total deposits. Also, of our 20 largest depositors at December 31, 2007, two were entities affiliated with directors of Silver State Bank and Choice Bank representing 1.9% of our total deposits.

In determining our deposit rates, we consider local competition, U.S. Treasury securities offerings, the rates charged on other sources of funds and our funding requirements. Core deposits (defined as non-time deposit accounts) represented 51.6% of total deposits at December 31, 2007. At December 31, 2007, time deposits with remaining terms to maturity of less than one year amounted to $680.6 million.

The following table presents our average balances and rates by deposit category for the periods indicated:

	For the Years Ended December 31,
	2007		2006		2005
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest checking (NOW)	$14,907	1.09%	$18,658	0.93%	$17,998	0.73%
Savings and money market	518,251	4.54	350,549	4.34	317,416	3.03
Time	538,131	5.33	257,414	4.89	104,668	2.86

Total interest-bearing deposits	1,071,289	4.89	626,621	4.46	440,082	2.89
Non-interest-bearing demand deposits	166,447	—	168,860	—	173,622	—

Total deposits	$1,237,736	4.23%	$795,481	3.52%	$613,704	2.07%

At December 31, 2007, we had $256.4 million in time deposits with balances of $100,000 and over maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$83,138
Over three months through six months	92,357
Over six months through 12 months	76,650
Over 12 months	4,247

Total	$256,392

Borrowings. From time to time we obtain advances from the Federal Home Loan Bank (FHLB), which are generally secured by a blanket lien against certain portions of our real estate loan portfolio. Borrowings from the FHLB are generally limited to twenty times the amount of FHLB stock owned. Short-term borrowed funds at the dates and for the periods presented are summarized as follows:

	At or For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
FHLB advances and other borrowings:
Maximum month-end balance	$54,000	$8,000	$10,000
Balance at end of period	34,000	8,000	5,000
Average balance	24,879	4,795	2,288
Customer repurchase accounts and other:
Maximum month-end balance	9,983	21,640	22,072
Balance at end of period	9,983	13,602	22,072
Average balance	7,199	14,597	16,598

Total Short-Term Borrowed Funds at end of period	$43,983	$21,602	$27,072

Weighted average interest rate at end of period	4.61%	5.09%	3.92%
Weighted average interest rate during period	5.36%	4.63%	3.18%

In addition, we had $56.6 million in long-term advances from the FHLB at December 31, 2007 compared to $50.0 million at December 31, 2006.

From time to time we have formed special purpose trusts for the sole purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures, or trust preferred securities, and investing the proceeds thereof in the junior subordinated debentures issued by us. The funds raised through the issuance of junior subordinated debt have been used to supplement our capital and help us grow our assets. At December 31, 2007, we had $69.6 million of junior subordinated debentures issued to the following special purpose trusts:

Name of Trust	Interest Rate	Maturity	First Optional Redemption Date	Amount Outstanding At December 31, 2007
				(Dollars in thousands)
Silver State Capital Trust II	3-month LIBOR plus 3.25%	April 24, 2033	April 24, 2008	$5,155
Silver State Capital Trust III	3-month LIBOR plus 2.75%	April 7, 2034	April 7, 2009	5,155
Silver State Capital Trust IV	3-month LIBOR plus 1.60%	September 30, 2036	September 30, 2011	20,619
Silver State Capital Trust V	3-month LIBOR plus 1.62%	March 1, 2037	March 1, 2012	7,732
Silver State Capital Trust VI	3-month LIBOR plus 1.35%	September 15, 2037	September 15, 2012	30,928

Total Junior Subordinated Debt Outstanding				$69,589

The trust preferred securities qualify as Tier 1 capital for Silver State Bancorp, subject to certain limitations, with the excess being included in total capital for regulatory purposes. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the trust preferred securities are guaranteed by us to the extent the trusts have funds available. Our obligations under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all of our indebtedness and will be structurally subordinated to all liabilities and obligations of our subsidiaries. In the event of certain changes or amendments to regulatory requirements or Federal tax rules, the debt is redeemable in whole.

Subsidiaries

We have two wholly-owned bank subsidiaries, Silver State Bank and Choice Bank. Silver State Bank is a Nevada-chartered commercial bank headquartered in Henderson, Nevada. Silver State Bank is one of the largest banks headquartered in Nevada, with $1.5 billion in assets, $1.4 billion in gross loans (excluding loans held for sale), and $1.2 billion in deposits as of December 31, 2007. Silver State Bank has twelve full-service offices in the greater Las Vegas market area. In addition, Silver State Bank expects to open two full-service offices in the greater Las Vegas market area in 2008 and four additional full-service offices before the end of 2009.

Choice Bank is an Arizona-chartered commercial bank headquartered in Scottsdale, Arizona. As of December 31, 2007, Choice Bank had $264.6 million in assets, $203.4 million in gross loans (excluding loans held for sale), and $215.2 million in deposits. Choice Bank has three full-service offices in the Phoenix/Scottsdale market area. In addition, Choice Bank expects to open three full-service offices in the Phoenix/Scottsdale market area in 2008 and four additional full-service offices before the end of 2009.

As described in “—Overview and History,” Choice Bank will be merging into Silver State Bank effective as of April 1, 2008.

Financial Information Regarding Segment Reporting

We currently operate our business in two reportable operating segments, Silver State Bank and Choice Bank. Please refer to Note 19 of notes to our consolidated financial statements “Segment Information” for financial information regarding segment reporting.

Personnel

As of December 31, 2007, we had 389 full-time equivalent employees. Employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

SUPERVISION AND REGULATION

General

The following discussion is only intended to summarize significant statutes and regulations that affect the banking industry and therefore is not a comprehensive survey of the field. These summaries are qualified in their entirety by reference to the particular statute or regulation that is referenced or described. Changes in applicable laws or regulations or in the policies of banking supervisory agencies, or the adoption of new laws or regulations, may have a material effect on our business and prospects. Changes in fiscal or monetary policies also may affect us. The probability, timing, nature or extent of such changes or their effect on us cannot be predicted.

Bank Holding Company Regulation

General. Silver State Bancorp is a bank holding company registered with the Board of Governors of the Federal Reserve System, or the Federal Reserve, under the Bank Holding Company Act of 1956, as amended, or BHC Act. As such, the Federal Reserve is our primary federal regulator, and we are subject to extensive regulation, supervision and examination by the Federal Reserve. Silver State Bancorp must file reports with the Federal Reserve and provide it with such additional information as it may require.

Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength for its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use its available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations, or both.

Among its powers, the Federal Reserve may require a bank holding company to terminate an activity or terminate control of, divest or liquidate subsidiaries or affiliates that the Federal Reserve determines constitute a significant risk to the financial safety or soundness of the bank holding company or any of its bank subsidiaries. Subject to certain exceptions, bank holding companies are also required to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming their common stock or other equity securities. The Federal Reserve may also regulate provisions of a bank holding company’s debt, including by imposing interest rate ceilings and reserve requirements. In addition, the Federal Reserve requires all bank holding companies to maintain capital at or above certain prescribed levels.

Holding Company Bank Ownership. The BHC Act requires every bank holding company to obtain the approval of the Federal Reserve before it may acquire, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would: own or control more than 5% of any class of the outstanding voting shares of such other bank or bank holding company; acquire all or substantially all the assets of another bank or bank holding company; or merge or consolidate with another bank holding company.

Holding Company Nonbank Ownership. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities that have been identified, by statute or by Federal Reserve regulation or order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Business activities that have been determined to be so related to banking include securities brokerage services, investment advisory services, fiduciary services and certain management advisory and data processing services, among others.

Change in Control. The Change in Bank Control Act of 1978, or the CIBC Act, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company, such as Silver State Bancorp, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, would constitute acquisition of control of the bank holding company. In addition, approval of the Federal Reserve under the BHC Act is required before any person may acquire 25% or more of a bank holding company’s outstanding common stock (5% where the acquirer is a bank holding company), or otherwise obtains control or a “controlling influence” over a bank holding company.

State Law Restrictions. As a Nevada corporation, Silver State Bancorp is subject to certain limitations and restrictions under applicable Nevada corporate law. For example, Nevada law imposes restrictions relating to indemnification of directors, maintenance of books, records and minutes and observance of certain corporate formalities. Silver State Bancorp is also a bank holding company within the meaning of state law in the states where its subsidiary banks are located and is therefore subject to the rules and regulations applicable to bank holding companies in those states. As such, Silver State Bancorp is subject to examination by and may be required to file reports with the Nevada Financial Institutions Division, or the Nevada DFI, under the Nevada Revised Statutes as the parent company of Silver State Bank. In addition, Silver State Bancorp must obtain the approval of the Nevada Commissioner of Financial Institutions, or the Nevada Commissioner, before it may acquire another bank in Nevada. Further, any transfer of control of a Nevada bank holding company must be approved in advance by the Nevada Commissioner. Under the Arizona Revised Statutes, no person may acquire control of a company that controls an Arizona bank, such as Silver State Bancorp, without the prior approval of the Arizona Superintendent of Financial Institutions, or the Arizona Superintendent. A person who has the power to vote 15% or more of the voting stock of a company is presumed to control that company.

Bank Regulation

General. We control two subsidiary banks. Silver State Bank, located in Henderson, Nevada, is chartered by the State of Nevada and is subject to primary regulation, supervision and examination by the Nevada DFI. Choice Bank, located in Scottsdale, Arizona, is chartered by the State of Arizona and is subject to primary regulation, supervision and examination by the Arizona Department of Financial Institutions, or the Arizona DFI. Each bank is also subject to regulation by the FDIC, which is the primary federal banking supervisory authority of each of our banks. As to certain matters, each bank is also subject to regulation by the Federal Reserve, although neither bank is a member of the Federal Reserve System.

Federal and state banking laws and the implementing regulations of the federal and state banking regulatory agencies cover most aspects of the banks’ operations, including capital requirements, reserve requirements against deposits, reserve requirements for possible loan losses and other contingencies, dividends and other distributions to stockholders, customers’ interests in deposit accounts, payment of interest on certain deposits, permissible activities and investments, securities that a bank may issue and borrowings that a bank may incur, rate of growth, number and location of branch offices and acquisition and merger activity with other financial institutions.

In addition, if, as a result of an examination, the FDIC were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of either of the banks’ operations had become unsatisfactory, or that either of the banks or their management was in violation of any law or regulation, the FDIC could take a number of different remedial actions as it would deem appropriate. These actions include the power: to enjoin “unsafe or unsound” practices; to require affirmative actions to correct any conditions resulting from any violation or practice; to issue an administrative order that can be judicially enforced; to direct an increase in the bank’s capital; to restrict the bank’s growth; to assess civil monetary penalties against the bank’s officers or directors; to remove officers and directors; and, if the FDIC concludes that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the bank’s deposit insurance.

Under Nevada and Arizona law, each of the respective state banking supervisory authorities has many of the same remedial powers with respect to its state-chartered banks.

Insurance of Deposit Accounts. Each bank’s deposit accounts are insured up to applicable limits by the FDIC under the Deposit Insurance Funds, or DIF. Both of our subsidiary banks are required to pay deposit insurance premiums.

Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Base assessment rates range from two to four basis points of deposits for Risk Category I institutions and seven basis points of deposits for Risk Category II institutions, twenty-five basis points of deposits for Risk Category III institutions and forty basis points of deposits for Risk Category IV institutions. For institutions within Risk Category I, assessment rates generally depend upon a combination of their CAMELS component ratings (Capital adequacy, Asset quality, Management, Earnings, Liquidity, Sensitivity to Market Risk) and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC has set the assessment rates at three basis points above the base rates. Assessment rates will, therefore, range from five to forty-three basis points of deposits. The assessment rates for our deposits from 1997 through 2006 were each 0 basis points, the lowest assessment rate under the prior risk assessment system. The FDIC has also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, an agency of the federal government established to recapitalize the predecessor to the SAIF. The assessment rate is adjusted quarterly and is 0.0114% of insured deposits for the fourth quarter of 2007 and the first quarter of 2008. These assessments will continue until the FICO bonds mature in 2017 through 2019.

As briefly discussed above, the FDIC under the Federal Deposit Insurance Act, or the FDI Act, may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance.

Change in Control. Under Nevada banking law, a Nevada bank must report a change in ownership of 10% or more of the bank’s outstanding voting stock to the Nevada DFI within three business days after obtaining knowledge of the change. In addition, the prior approval of the Nevada Commissioner is required before any person may acquire “control” of a Nevada bank. Arizona banking law provides that no person may acquire “control” of an Arizona bank without the prior approval of the Arizona Superintendent. A person who has the power to vote 15% or more of the voting stock of an Arizona bank is presumed to control the bank.

Bank Merger. Section 18(c) of the FDI Act requires a bank or any other insured depository institution to obtain the approval of its primary federal banking supervisory authority before it may merge or consolidate with or acquire the assets or assume the liabilities of any other insured depository institution. State law requirements are similar. Nevada banking law requires that a bank must obtain the prior approval of the Nevada Commissioner before it may merge or consolidate with or transfer its assets and liabilities to another bank. Arizona banking law requires the approval of the Arizona Superintendent before a bank may merge or consolidate with another bank.

Capital Standards

Regulatory Capital Guidelines. The Federal Reserve and the FDIC have risk-based capital adequacy guidelines intended to measure capital adequacy with regard to the degree of risk associated with a banking organization’s operations for transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, that are reported as off-balance-sheet items. Under these guidelines, the nominal dollar amounts of assets on the balance sheet and credit-equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages. These range from 0.0% for assets with low credit risk, such as cash and certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans. A banking organization’s risk-based capital ratios are obtained by dividing its Tier 1 capital and total qualifying capital (Tier 1 capital and a limited amount of Tier 2 capital) by its total risk-adjusted assets and off-balance-sheet items. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 1 capital also includes trust preferred securities in an amount not to exceed 25% of total capital, net of goodwill. Tier 2 capital may include a limited amount of the allowance for loan and lease losses and certain other instruments that have some characteristics of equity. The inclusion of elements of Tier 2 capital as qualifying capital is subject to certain other requirements and limitations of the federal banking supervisory agencies. Since December 31, 1992, the Federal Reserve and the FDIC have required a minimum ratio of Tier 1 capital to risk weighted assets and off-balance-sheet items of 4.0% and a minimum ratio of qualifying total capital to risk weighted assets and off-balance-sheet items of 8.0%.

The Federal Reserve and the FDIC also require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to place a limit on the extent to which a bank holding company may leverage its equity capital base. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. However, an institution with a 3.0% leverage ratio would be unlikely to receive the highest rating since a strong capital position is a significant part of the regulators’ rating criteria. All banking organizations not rated in the highest category must maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve and the FDIC have the discretion to set higher minimum capital requirements for specific institutions whose specific circumstances warrant it, such as a bank or bank holding company experiencing or anticipating significant growth. A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the Federal Reserve or the FDIC, as appropriate, to ensure the maintenance of required capital levels. Neither the Federal Reserve nor the FDIC has advised Silver State Bancorp or any of its subsidiary banks that it is subject to any special capital requirements. As of December 31, 2007, Silver State Bancorp, Silver State Bank, and Choice Bank each meet the regulatory guidelines to be categorized as well-capitalized.

The regulatory capital guidelines and actual capitalization of Silver State Bancorp on a consolidated basis and for each of its subsidiary banks is as follows:

	At December 31, 2007		Minimum Capital Adequacy		For Classification As Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007
Total Capital (to Risk Weighted Assets)
Company	$224,733	12.5%	$144,116	8.0%	$180,145	10.0%
Silver State Bank	182,114	11.3	128,609	8.0	160,761	10.0
Choice Bank	22,000	11.0	16,055	8.0	20,069	10.0

Tier I Capital (to Risk Weighted Assets)
Company	$190,301	10.6%	$72,058	4.0%	$108,087	6.0%
Silver State Bank	164,954	10.3	64,305	4.0	96,457	6.0
Choice Bank	19,714	9.8	8,028	4.0	12,041	6.0

Tier I Capital (to Average Assets)
Company	$190,301	11.0%	$69,278	4.0%	$86,598	5.0%
Silver State Bank	164,954	10.9	60,274	4.0	75,342	5.0
Choice Bank	19,714	8.5	9,252	4.0	11,565	5.0

Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including institutions that fall below one or more of the prescribed minimum capital ratios described above. An institution that is classified based upon its capital levels as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it was in the next lower capital category if its primary federal banking supervisory authority, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. At each successively lower capital category, an insured depository institution is subject to additional restrictions. A bank holding company must guarantee that a subsidiary bank that adopts a capital restoration plan will meet its plan obligations, in an amount not to exceed 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less. Any capital loans made by a bank holding company to a subsidiary bank are subordinated to the claims of depositors of the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.

In addition to measures that may be taken under the prompt corrective action provisions, federal banking regulatory authorities may bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate federal banking regulatory authority or any written agreement with the authority. Possible enforcement actions include the appointment of a conservator or receiver, the issuance of a cease-and-desist order that could be judicially enforced, the termination of deposit insurance (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders. In addition, a bank holding company’s inability to serve as a source of strength for its subsidiary banks could serve as an additional basis for a regulatory action against the bank holding company.

Under Nevada law, if the stockholders’ equity of a Nevada state-chartered bank becomes impaired, the Nevada Commissioner must require the bank to correct the impairment within three months after receiving notice from the Nevada Commissioner. If the impairment is not corrected, the Nevada Commissioner may take possession of the bank and liquidate it.

Under Arizona law, if the status of an Arizona-chartered state bank is terminated by the FDIC or if the Arizona Superintendent finds that a bank is in such an unsafe or unsound condition that it will become unable to meet the anticipated demands of its depositors and that the condition cannot be corrected through a cease and desist order and/or injunction, the Arizona Superintendent may immediately take possession and control of the bank.

Dividends. Silver State Bancorp has never declared or paid cash dividends on its capital stock. Silver State Bancorp currently intends to retain any future earnings for future growth and does not anticipate paying any cash dividends in the foreseeable future. Any determination in the future to pay dividends will be at the discretion of Silver State Bancorp’s Board of Directors and will depend on the company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions and other factors that the Board of Directors may deem relevant.

Silver State Bancorp’s ability to pay dividends is subject to the regulatory authority of the Federal Reserve. Although there are no specific federal laws or regulations restricting dividend payments by bank holding companies, the supervisory concern of the Federal Reserve focuses on a holding company’s capital position, its ability to meet its financial obligations as they come due, and its capacity to act as a source of financial strength to its subsidiaries. In addition, Federal Reserve policy discourages the payment of dividends by a bank holding company that is not supported by current operating earnings.

Section 78-288 of the Nevada Revised Statutes provides that no cash dividend or other distribution to stockholders, other than a stock dividend, may be made by a Nevada corporation if, after giving effect to the dividend, the corporation would not be able to pay its debts as they become due or, unless specifically allowed by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities and the claims of preferred stockholders upon dissolution of the corporation.

From time to time, Silver State Bancorp may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends. Holding company expenses and obligations with respect to its outstanding trust preferred securities and corresponding subordinated debt also may limit or impair Silver State’s ability to declare and pay dividends.

Since Silver State Bancorp has no significant assets other than cash retained from the closing of its initial registered public offering of common stock and the voting stock of its subsidiaries, it currently depends on dividends from its bank subsidiaries for a substantial portion of its revenue. The ability of a state nonmember bank to pay cash dividends is not restricted by federal law or regulations. However, state law imposes restrictions on the ability of each of Silver State Bancorp’s subsidiary banks to pay dividends.

Under Sections 661.235 and 661.240 of the Nevada Revised Statutes, a bank cannot declare a cash dividend or make a distribution of its net profits until (a) the bank’s surplus fund equals its initial stockholders’ equity (excluding the amount of the initial surplus fund) and (b) ten percent of the previous year’s net profits have been carried to the surplus fund. Additionally, no distribution may be made if it would result in the bank’s stockholders’ equity (including the reserve for loan losses) being less than 6% of the bank’s average total daily deposit liabilities for the preceding 60 days or if it would reduce the stockholders’ equity below the initial stockholders’ equity or below minimum applicable regulatory capital requirements under federal law. Also, as described above, under Nevada corporate law applicable to Silver State Bank, and to Nevada corporations generally, no distribution may be made if, after giving effect to it, the bank would be unable to pay its debts as they become due in the usual course of business or the sum of the bank’s assets would be less than the sum of its liabilities plus the amount (if any) that would be needed to satisfy the rights of holders of any preferred stock of the corporation, assuming the corporation were to be dissolved at the time of the distribution.

Under section 6-187 of the Arizona Revised Statutes, Choice Bank may pay dividends on the same basis as any other Arizona corporation. Under section 10-640 of the Arizona Revised Statutes, a corporation may not make a distribution to stockholders if to do so would render the corporation insolvent or unable to pay its debts as they become due. However, an Arizona bank may not declare a dividend, payable other than in the bank’s stock, out of capital surplus without the approval of the Arizona Superintendent.

As of December 31, 2007, Silver State Bank and Choice Bank are well-capitalized for federal regulatory purposes. As a result, as of December 31, 2007, Silver State Bank and Choice Bank have the unrestricted ability to pay dividends in an aggregate amount of approximately $23.0 million and to remain well-capitalized.

Redemption. A bank holding company may not purchase or redeem its equity securities without the prior written approval of the Federal Reserve if the purchase or redemption combined with all other purchases and redemptions by the bank holding company during the preceding 12 months equals or exceeds 10% of the bank holding company’s consolidated net worth. However, prior approval is not required, under Federal Reserve regulations, if the bank holding company is well-managed, not the subject of any unresolved supervisory issues and, both before and immediately after the purchase or redemption, is well-capitalized.

Increasing Competition in Financial Services

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Riegle-Neal Act, generally authorizes interstate branching. Currently, bank holding companies may purchase banks in any state, and banks may merge with banks in other states, unless the home state of the bank holding company or either merging bank has opted out under the Riegle-Neal Act. After properly entering a state, an out-of-state bank may establish new branches or acquire branches or acquire other banks on the same terms as a bank that is chartered by the state.

Nevada has enacted legislation authorizing interstate mergers pursuant to the Riegle-Neal Act. The Nevada statute permits out-of-state banks and bank holding companies meeting certain requirements to maintain and operate the Nevada branches of a Nevada bank that are acquired in an interstate combination. An out-of-state bank may not enter the state by establishing a new branch or acquiring a branch of a depository institution in Nevada without acquiring the institution itself, and an out-of-state bank holding company without a subsidiary bank in Nevada may not establish a new bank. However, with the written approval of the Nevada Commissioner, such an out-of-state bank or bank holding company may engage in such a transaction in a county with a population of less than 100,000.

An out-of-state bank may enter Arizona by establishing a new branch or by acquiring a single branch of a financial institution that is headquartered in the state, provided that the branch is more than five years old and the state in which the out-of-state bank is headquartered extends reciprocal rights. An out-of-state bank holding company without a subsidiary bank in Arizona may establish a new bank in the state, and thereafter may acquire additional banks.

Financial Holding Company Status. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, or GLB Act, was enacted in order to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities and investment banking firms and other financial service providers. The GLB Act revised the BHC Act to permit a qualifying bank holding company to engage in a broader range of financial activities, primarily through wholly-owned subsidiaries, and thereby to foster greater competition among financial service companies. The GLB Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily with regard to insurance activities. The GLB Act:

•

Broadens the activities that may be conducted by bank holding companies and their subsidiaries and by national banks and their financial subsidiaries. Under parity provisions of the FDI Act and FDIC regulations, as well as state banking laws and regulations, insured state banks may engage in activities that are permissible for national banks, thereby extending the effect of the GLB Act to state banks as well;

•	Provides a framework for protecting the privacy of consumer information;

•	Modifies the laws governing the implementation of the Community Reinvestment Act, or the CRA; and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order to become or remain a financial holding company, a bank holding company must be well-capitalized, well-managed, and, except in limited circumstances, in compliance with the CRA. Failure by a financial holding company to maintain compliance with these requirements or correct non-compliance within a fixed time period could lead to the divesture of all subsidiary banks or a requirement to conform all nonbanking activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities that were determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto at the time that the GLB Act was adopted by Congress.

A bank holding company that qualifies and elects to become a financial holding company may affiliate with securities firms and insurance companies and engage in investment banking and other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. Under the regulations of the Federal Reserve implementing the GLB Act, activities that are financial in nature and may be engaged in by financial holding companies include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and brokerage activities, investing (without providing routine management) in companies engaged in nonfinancial activities and conducting activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be financial in nature or incidental to a financial activity.

Silver State Bancorp has not elected to become a financial holding company and has no current plans to engage in any activities not permitted to bank holding companies. However, to the extent that the GLB Act enables banks, securities firms and insurance companies to affiliate, the financial service industry may experience further consolidation. The GLB Act also may contribute to an increase in the level of competition that Silver State Bancorp faces from larger institutions and other types of companies offering diversified financial products, many of which may have substantially greater financial resources than Silver State Bancorp has. However, Silver State Bancorp does not believe that in the near term the GLB Act will have a material effect on its operations.

Selected Regulation of Banking Activities

Interagency Guidance on Concentrations in Commercial Real Estate Lending. On December 6, 2006, the Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the FDIC adopted guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices,” or the CRE Guidance, to address concentrations of commercial real estate loans in financial institutions. Although the CRE Guidance does not establish specific commercial real estate lending limits, the Federal Reserve, OCC and FDIC use the following criteria to evaluate whether an institution has a commercial real estate concentration risk. An institution may be identified for further supervisory analysis if it has experienced rapid growth in commercial real estate lending or has notable exposure to a specific type of commercial real estate. An institution may also be subject to further supervisory analysis if its total reported loans for construction, land development and other land represent 100 percent or more of that institution’s total capital, or if the institution’s total commercial real estate loans represent 300 percent or more of its total capital and the outstanding balance of its commercial real estate portfolio has increased by 50 percent or more during the prior 36 months. The CRE Guidance applies to financial institutions with an accumulation of credit concentration exposures and asks that the institutions quantify the additional risk such exposures may pose. Such quantification should include the stratification of the commercial real estate portfolio by, among other things, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating. In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio. Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the effect of changing economic conditions on asset quality, earnings and capital. The CRE

Guidance did not have a material impact on the conduct of Silver State Bank or Choice Bank, and we believe the banks will be able to continue to effectively implement requirements and suggestions set forth in the CRE Guidance during 2008. See “Business—Lending Activities—Loan Approval Procedures and Authority—Concentrations of Credit Risk.”

Interagency Guidance on Nontraditional Mortgage Product Risks. On October 4, 2006, the FDIC and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks, or the Guidance. The Guidance describes sound practices for managing risk, as well as marketing, originating and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection. For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity. Specifically, the Guidance indicates that a lender may accept a borrower’s statement as to the borrower’s income without obtaining verification only if there are mitigating factors that clearly minimize the need for direct verification of repayment capacity and that, for many borrowers, institutions should be able to readily document income.

We have evaluated the Guidance to determine our compliance and, as necessary, modified our risk management practices and underwriting guidelines. The Guidance does not apply to all mortgage lenders with whom we compete for loans. Therefore, we cannot predict the impact the Guidance may have, if any, on our loan origination volumes in future periods.

Statement on Subprime Mortgage Lending. On June 29, 2007, the FDIC and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending (the “Statement”) to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable-rate subprime loans originated by financial institutions. In particular, the agencies express concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. Safety and soundness protection standards include a fully indexed, fully amortized qualification for borrowers. The standards also caution on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity. Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty. The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans. We do not engage in subprime lending.

Transactions with Affiliates. Banks are subject to restrictions set forth in Sections 23A and 23B of the Federal Reserve Act, or FRA, and Regulation W issued by the Federal Reserve to implement those sections of the FRA, with regard to purchase of assets from affiliates, extensions of credit to affiliates, investments in securities issued by affiliates and the use of affiliates’ securities as collateral for loans to any borrower. These laws and regulations may limit the ability of Silver State Bancorp to obtain funds from its subsidiary banks for its cash needs, including funds for payment of dividends, interest and operational expenses.

Insider Credit Transactions. Banks also are subject to certain restrictions under the FRA and Federal Reserve regulations regarding extensions of credit to executive officers, directors or principal stockholders of a bank and its affiliates or to any related interests of such persons (i.e., insiders). All extensions of credit to insiders must be made on substantially the same terms and pursuant to the same credit underwriting procedures as are applicable to comparable transactions with persons who are neither insiders nor employees, and must not involve more than the normal risk of repayment or present other unfavorable features. Insider loans also are subject to certain lending limits, and the regulations impose restrictions on overdrafts to insiders and requirements for prior approval by the bank’s Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002, or SOX, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in SOX). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Silver State Bank and Choice Bank, that are subject to the insider lending restrictions described above.

Lending Limits. State banking law generally limits the amount of funds that a bank may lend to a single borrower. Under Nevada law, the total amount of outstanding extensions of credit that a bank may make to a single borrower generally may not exceed 25% of Tier 1 capital plus allowance for loan losses. Under Arizona law, the aggregate extensions of credit of a bank to one borrower may not exceed 20% of the bank’s capital. “See Business—Loan Approval Procedures and Authority—Loans to One Borrower.”

Tying Arrangements. Silver State Bancorp and its subsidiary banks are prohibited from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. With certain exceptions for traditional banking services, Silver State Bancorp’s subsidiary banks may not condition an extension of credit to a customer on a requirement that the customer obtain additional credit, property or services from the bank, Silver State Bancorp or any of Silver State Bancorp’s other subsidiaries, that the customer provide some additional credit, property or services to the bank, Silver State Bancorp or any of Silver State Bancorp’s other subsidiaries or that the customer refrain from obtaining credit, property or other services from a competitor.

Regulation of Management. Federal law prohibits a management official of a bank or bank holding company from serving as a management official of an unaffiliated bank or bank holding company that has offices within a specified geographic area that is related to the location of the bank’s offices and the asset size of the institution.

Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan, acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Community Reinvestment Act

The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, when examining insured depository institutions, to assess a bank’s record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of “outstanding” to a low of “substantial noncompliance.” Silver State Bank was rated “outstanding” in its last examination for CRA compliance, as of June 1, 2005. Choice Bank was rated “satisfactory” in its last examination for CRA compliance, as of March 1, 2005.

Other Consumer Protection Laws and Regulations

The banking regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, Silver State Bank and Choice Bank are subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, Silver State Bank and Choice Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Privacy

Under the GLB Act, all financial institutions, including Silver State Bancorp and its bank subsidiaries, are required to establish policies and procedures to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003, or the FACT Act, includes many provisions concerning national credit reporting standards and permits consumers, including customers of Silver State Bancorp’s subsidiary banks, to opt out of information-sharing for marketing purposes among affiliated companies. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission have extensive rulemaking authority under the FACT Act, and Silver State Bancorp and its subsidiary banks are subject to these provisions. Silver State Bancorp has developed policies and procedures for itself and its subsidiaries to maintain compliance and believes it is in compliance with all privacy, information sharing and notification provisions of the GLB Act and the FACT Act.

Compliance

In order to assure that Silver State Bancorp and its subsidiary banks are in compliance with the laws and regulations that apply to their operations, including those summarized above and below, Silver State Bancorp and each of its subsidiary banks employs a compliance officer and Silver State Bancorp engages an independent compliance auditing firm. Silver State Bancorp is regularly reviewed by the Federal Reserve and the subsidiary banks are regularly reviewed by the FDIC and their respective state banking agencies. The compliance with applicable laws and regulations is assessed as part of the review. Based on the assessments of its outside compliance auditors and state and federal banking supervisory authorities of Silver State Bancorp and its subsidiary banks, Silver State Bancorp believes that it materially complies with all the laws and regulations that apply to its operations.

Anti-Money Laundering and Customer Identification

Silver State Bank and Choice Bank are subject to FDIC regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or BSA, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Title III of the USA PATRIOT Act and the related FDIC regulations impose the following requirements with respect to financial institutions:

•	Establishment of anti-money laundering programs.

•

Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time.

•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•	Prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a bank holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Under federal law, if a regulated institution, such as Silver State Bank or Choice Bank, fails to establish and maintain a BSA compliance program, or fails to correct a previously identified problem with its program, the institution’s regulator is required to issue a formal cease and desist order. On July 19, 2007, the FDIC and other federal bank regulatory agencies issued a Statement on Enforcement of Bank Secrecy Act/Anti-Money Laundering Requirements. The statement describes the circumstances under which the agencies will issue a cease and desist orders and clarifies that the agencies may take formal or informal enforcement actions to address other concerns related to BSA or anti-money laundering, depending on the facts.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. SOX was adopted for the stated purpose of increasing corporate responsibility, enhancing penalties for accounting and auditing improprieties at publicly traded companies, and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX is the most far-reaching U.S. securities legislation enacted in many years. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Exchange Act, which includes Silver State Bancorp. SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. Among its provisions, SOX subjects bonuses issued to top executives to disgorgement if a subsequent restatement of a company’s financial statements was due to corporate misconduct, prohibits an officer or director from misleading or coercing an auditor, prohibits insider trades during pension fund “blackout periods,” imposes new criminal penalties for fraud and other wrongful acts and extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

SOX represents significant federal involvement in matters that traditionally were previously left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. In addition, the federal banking regulatory authorities have adopted requirements concerning the certification of financial statements by bank officials that are generally similar to requirements under SOX.

Federal Securities Law

Silver State Bancorp’s securities are registered with the SEC under the Exchange Act. As such, Silver State Bancorp is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Nevada Revised Statutes

As discussed above, Silver State Bancorp is incorporated under the laws of the State of Nevada, and is therefore subject to regulation by the State of Nevada. In addition, the rights of Silver State Bancorp’s shareholders are governed by the Nevada Revised Statutes.

ITEM 1A.	Risk Factors

The following is a summary of risk factors relevant to our operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

Our current primary market area is substantially dependent on gaming and tourism revenue, and a downturn in gaming or tourism could hurt our business and our prospects.

Our business is currently concentrated in the greater Las Vegas market area. The economy of the greater Las Vegas market area is unique in the United States for its level of dependence on services and industries related to gaming and tourism. Any event that negatively affects the gaming or tourism industry will adversely affect the Las Vegas economy.

Gaming and tourism revenue (whether or not such tourism is directly related to gaming) is vulnerable to fluctuations in the national economy. A prolonged downturn in the national economy could have a significant adverse effect on the economy of the Las Vegas area. Virtually any development or event that could dissuade travel or spending related to gaming and tourism, whether inside or outside of Las Vegas, could adversely affect the Las Vegas economy. In this regard, the Las Vegas economy is more susceptible than the economies of other cities to issues such as higher gasoline and other fuel prices, increased airfares, unemployment levels, recession, rising interest rates, and other economic conditions, whether domestic or foreign. Gaming and tourism are also susceptible to certain political conditions or events, such as military hostilities and acts of terrorism, whether domestic or foreign. A terrorist act, or the mere threat of a terrorist act, may adversely affect gaming and tourism and the Las Vegas economy and may cause substantial harm to our business.

In addition, Las Vegas competes with other areas of the country for gaming revenue, and it is possible that the expansion of gaming operations in other states, such as California, as a result of changes in laws or otherwise, or the expansion of gaming operations in other countries could significantly reduce gaming revenue in the Las Vegas area.

Although we have no substantial customer relationships in the gaming and tourism industries, a general downturn in the Las Vegas economy, could have an adverse effect on our customers and result in an increase in loan delinquencies and foreclosures, a reduction in the demand for our products and services and a reduction in the value of the collateral for our loans which could result in the reduction of a customer’s borrowing power, any of which could adversely affect our business, financial condition and results of operations.

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

The Las Vegas economy has weakened recently as the loss of real estate and construction jobs from the declining residential market, as well as lost casino/hotel jobs due to the scheduled closing of old casino resorts to make way for new casino projects, has caused the local unemployment rate to rise to 5.6% as of December 2007. Population growth has also tapered off, rising 2.7% from 2006 to 2007. New home sales in 2007 were down 45% from 2006. In the Phoenix area, closings of new homes and resale homes in 2007 have decreased 24% and 35%, respectively, compared to 2006. As a result, the residential housing markets in the Las Vegas and Phoenix areas have experienced a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. These economic trends have begun to adversely affect our asset quality with nonaccrual loans increasing to $13.1 million and potential problem loans increasing to $84.5 million. Further weakening of the real estate or employment market in the Las Vegas area (which is our single largest market) or the Phoenix area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, adversely affecting our profitability and asset quality.

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

Changes in the interest rate environment can affect both our net interest income and our non-interest income. Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The Federal Open Market Committee (FOMC) reduced the Discount Rate and Federal Funds Rate by 100 basis points during the final four months of 2007 and by an additional 125 basis points in January 2008. These decreases in short-tem interest rates have resulted in a more positively sloped yield curve. Our prime lending rate had a corresponding decrease, from 8.25% to 6.00%, resulting in a decrease in the rates on floating rate loans as well as the rates on new fixed-rate loans. Our earnings will be adversely affected by a decrease in interest rates because the majority of our interest-earning assets are variable rate instruments that will reprice faster than our interest-bearing liabilities, which will result in further compression of our net interest margin (computed by dividing net interest income by total average earning assets) in 2008. Any further decreases in the Discount Rate and the Federal Funds Rate by the FOMC will likely have a similar effect. In addition, although more discretionary, rates for our interest-bearing deposits are slower to adjust to the decrease in rates due to competitive pressures. The computation of a prospective effect of a 100 point hypothetical interest rate decrease results in a decrease of net interest income of 4.8% for the twelve months ended December 31, 2008. For additional information on the sensitivity of net interest income due to hypothetical interest rate changes, please see “ —Item 7A. Quantitative and Qualitative Disclosures about Market Risk .”

In the future, our earnings may be adversely affected by an increase in interest rates due to increased funding costs, with short-term borrowings immediately repricing to higher rates and deposit rates, although more discretionary, increasing due to competitive pressures. Additionally, as rates increase, customers typically shift funds from lower rate core demand and savings accounts to fixed-rate certificates of deposit in order to lock in higher rates. Further, as a result of the large percentage of variable rate loans in our loan portfolio, it is possible that during a period of rising interest rates the amount of interest charged to our customers may increase, which, if coupled with an overall decline in our customers’ cash flows from operations, could result in an increase in loan delinquencies and correspondingly result in an increase of our provision for loan losses.

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

Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. There are large national and regional financial institutions operating throughout our market areas, and we also face strong competition from other community-based financial institutions. If interest rates rise, we would expect to face additional significant competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies, in addition to national and regional financial institutions. To the extent the equity markets continue to improve, we would also expect significant competition from brokerage firms and mutual funds. Price competition for deposits might result in us attracting or retaining fewer deposits or paying more on our deposits.

During the fourth quarter of 2006 we began to experience some narrowing of our net interest margin reflecting competitive pricing pressure in both loans and deposits, which has resulted in overall lower interest rate spreads than in prior periods. The competitive pricing pressure has continued throughout 2007. If the competition we experienced in the fourth quarter of 2006 and throughout 2007 in the form of higher deposit rates offered by local financial institutions continues into 2008, it could have the effect of increasing our cost of funds to a level higher than we have experienced historically, adversely affecting our net interest margin.

Our growth and expansion strategy may not prove to be successful and our market value and profitability may suffer.

Growth through acquisitions of banks or the organization of new banks in high-growth markets, including in markets outside of our current markets, represents an important component of our business strategy. At this time, we have no agreements or understandings to acquire any financial institutions or financial services providers. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

•	difficulty of integrating operations and personnel;

•	potential disruption of our ongoing business; and

•

inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems.

We expect that competition for suitable acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. We cannot assure you that we will be able to identify successfully and acquire suitable acquisition targets on acceptable terms and conditions.

In addition to the acquisition of existing financial institutions, we may consider the organization of new banks in new market areas. We do not have any current plan to organize a new bank. Any acquisition or organization of a new bank carries with it numerous risks, including the following:

•	the inability to obtain all required regulatory approvals;

•	significant costs and anticipated operating losses during the application and organizational phases, and the first years of operation of the new bank;

•	the inability to secure the services of qualified senior management;

•	the local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;

•	the inability to obtain attractive locations within a new market at a reasonable cost; and

•	the additional strain on management resources and internal systems and controls.

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions and the organization of new banks. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability growth.

We may have difficulty managing our growth, which may divert resources and limit our ability to expand our operations successfully.

We expect to continue to grow our assets and deposits, the products and services which we offer and the scale of our operations, generally, both internally and through acquisitions. Our ability to manage our growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms. If we grow too quickly and are not able to control costs and maintain asset quality, this rapid growth could materially adversely affect our financial performance.

Our rapid growth has placed, and it may continue to place, significant demands on our operations and management. Our future success will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management and other internal risk controls and processes and our reporting systems and procedures, and to manage a growing number of client relationships. We may not successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches and banks. Thus, our growth strategy may divert management from our existing businesses and may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business. In response to the current weakening of economic conditions, we expect that our growth will occur at a significantly slower rate than in prior years.

Our growth could be hindered unless we are able to recruit additional qualified employees.

Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated executives and employees at every level, and, in particular, experienced loan officers and branch managers. We expect to experience substantial competition in our endeavor to identify, hire and retain the top-quality employees that we believe are key to our future success. If we are unable to hire and retain qualified employees, we may not be able to grow our franchise and successfully execute our business strategy.

Our business would be harmed if we lost the services of one or more of our senior management team or senior relationship bankers.

We believe that our success to date has been substantially dependent on our senior management team, which includes Corey L. Johnson, our President and Chief Executive Officer, Michael J. Threet, our Chief Operating and Chief Financial Officer, Calvin D. Regan, President of Silver State Bank, Douglas E. French, Executive Vice President—Commercial Real Estate Lending of Silver State Bank, and certain of our senior relationship bankers. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. The loss of the services of any of these persons could have an adverse effect on our business if we are unable to replace them with equally qualified persons who are also familiar with our market areas.

We have a limited operating history and have not been through a variety of business cycles. This makes it difficult to evaluate our future prospects and may increase the risk that we will continue to be successful.

We began operations in 1996 and since that time the Las Vegas market has had 10 years of positive economic growth until more recently as economic growth has begun to decline. As a result, we do not have an extensive operating history during a variety of business cycles for you to evaluate in assessing our future prospects. You must consider our business and prospects in light of the risks and difficulties we will encounter as the Las Vegas and/or the Phoenix/Scottsdale economies experience a downturn. We may not be able to address these risks and difficulties successfully, which could materially harm our business and operating results. In particular, to the extent we were to experience a downturn in the local and regional economy following our rapid growth, our business, financial condition and results of operations may be adversely affected.

Changes in the regulation of financial services companies could adversely affect our business.

Proposals for further regulation of the financial services industry are continually being introduced in Congress and various state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business.

Many of our loans have been made recently, and in certain circumstances there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. If our allowance for loan losses is not adequate to cover actual loan losses, our earnings will decrease.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may negatively affect our earnings and overall financial condition, as well as the value of our common stock. Also, some of our loans have been made over the last three years and in certain circumstances there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for loan losses based on several factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. Additions to our allowance for loan losses decrease our net income. While we have not experienced any significant charge-offs or had large numbers of nonperforming loans, due to the significant increase in loans originated during this period we cannot assure you that we will not experience an increase in delinquencies and losses as these loans continue to mature. The actual amount of future provisions for loan losses cannot be determined at this time and may exceed the amounts of past provisions.

We have recently had a significant increase in nonperforming assets, potential problem loans, and impaired loans due primarily to construction and land loans where the borrower has experienced financial difficulty or experienced delays caused by the permitting process, and the general economic slowdown in the markets in which we operate, which has affected the timing or completion and ultimate disposition of the finished project.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates, environmental risks and legislation that could result in significant additional costs and capital requirements that could adversely affect our assets and results of operations.

A significant portion of our loan portfolio is secured by real estate. Real estate served as the principal source of collateral with respect to approximately 91% of our loan portfolio at December 31, 2007 and approximately 89% of our loan portfolio at December 31, 2006. Our markets have experienced a sharp increase in real estate values in recent years, in part as the result of historically low interest rates. More recently, real estate values have been declining in the markets in which we operate and we are uncertain as to how much real estate values may decline in 2008. A decline in economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock. The recent decline in the real estate values in most of our markets may adversely affect our financial condition.

Acts of nature which may cause uninsured damage and other loss of value to real estate that secures these loans may also adversely affect our financial condition. In the course of business, we may acquire, through foreclosure, properties securing loans that are in default. In commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties, which could adversely affect our business, financial condition and operating results.

In December 2006, banking regulators issued guidance regarding high concentrations of real estate loans within bank lending portfolios. The guidance requires institutions that exceed certain levels of real estate lending to maintain higher capital ratios than institutions with lower concentrations, if they do not have appropriate risk management policies and practices in place. Although our management believes it has implemented appropriate risk management policies and practices, there are no guarantees that our regulators will reach the same conclusions at each examination. A contrary regulatory conclusion could adversely affect our business and result in a requirement for increased capital which may not be available at that time.

Our concentration in real estate construction and land loans subjects us to risks such as inadequate security for repayment of those loans and fluctuations in the demand for those loans based on changes in the real estate market.

We have a high concentration in real estate construction and land loans. At December 31, 2007, approximately 33% of our lending portfolio was classified as real estate construction loans and 36% of our lending portfolio was classified as land loans, in each case including SBA loans. Construction lending involves additional risks when compared to permanent residential or commercial real estate lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to determine accurately the total funds required to complete a project and the related loan-to-value ratio. Construction lending also typically involves higher loan commitment levels than residential lending.

In addition, during the term of a construction loan, no payment from the borrower typically is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss.

Land loans involve additional risks because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan, which makes them more susceptible to declines in real estate values, declines in overall economic conditions which may delay the development of the land and changes in the political landscape that could affect the permitted and intended use of the land being financed. In addition, during this long period of time from financing to completion, the collateral does not generate any cash flow to support the debt service.

Our financial condition may be adversely affected by a decline in the value of the real estate securing our loans. Real estate values have recently been declining in most of our markets, which may adversely affect our financial condition.

Our non-interest income is significantly affected by our continued ability to originate, sell and service SBA loans.

Our non-interest income is significantly affected by our ability to generate new SBA loans. Approximately 62% of our other non-interest income for 2007 was generated from the sale of loans, which primarily represented the sale of SBA loans. Increases in interest rates and changes in other economic conditions could result in decreased SBA loan demand as well as lower gains on sale.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continuation of the program, with a resulting potential adverse financial effect on our business. Currently, the maximum limit on individual SBA 7A loans is $2 million. Any reduction in this level could adversely affect the volume of our business. Since our SBA business constitutes a significant portion of our lending program, our dependence on this government program and its periodic uncertainty relative to availability of the program funding and its general availability creates greater risk for our business than do more stable aspects of our business.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.

Our ability to make loans is directly related to our ability to secure funding. Core deposits are our primary source of liquidity. We also use the national certificate of deposit, or CD, markets, which are generally CDs purchased by other financial institutions, and brokered CDs. Both the national CD market and brokered CDs are rate sensitive. We also rely on advances from the FHLB of San Francisco as a funding source. Payments of principal and interest on loans and sales and participations of eligible loans are also a primary source for our liquidity needs. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans and payment of operating expenses. Core deposits represent a significant source of low-cost funds. Alternative funding sources such as large balance time deposits or borrowings are a comparatively higher-cost source of funds. Liquidity risk arises from the inability to meet obligations when they come due or to manage unplanned decreases or changes in funding sources. Although we believe we can continue to pursue our core deposit funding strategy successfully, significant fluctuations in core deposit balances may adversely affect our financial condition and results of operations.

A large percentage of our deposits is attributable to a relatively small number of customers. Several of our large deposit customers have deposit balances that can fluctuate significantly. The loss of even a few of these customers or a significant decline in their deposit balances may have a material adverse effect on our liquidity and results of operations.

Our 20 largest depositors accounted for approximately 44.8% of our deposits and our five largest depositors accounted for approximately 36.6% of our deposits at December 31, 2007. We have provided loans to two of our 20 largest depositors at December 31, 2007. The total aggregate principal balance of these loans was $30.2 million at December 31, 2007. Our largest depositor as of December 31, 2007 accounted for 15.4% of our total deposits. Of our 20 largest depositors at December 31, 2007, two were related to each other representing 14.1% of our total deposits. Also, of our 20 largest depositors at December 31, 2007, two were entities affiliated with directors of Silver State Bank and Choice Bank representing 1.9% of our total deposits. As of any month ended in 2007, we had up to four depositors who accounted for 5.0% of deposits at such times. The deposit terms offered to our 20 largest depositors are consistent with the terms offered to our other large depositors. Included among our 20 largest depositors are four depositors who as of December 31, 2007, accounted for $500.2 million, or 35.1%, of our deposits. The deposit balances of these four customers, which accounted for 35.1% of our deposits as of December 31, 2007, are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The balances of our brokered deposits measured as of each month end from January 1, 2007 to December 31, 2007 have fluctuated, ranging from a high of $517.5 million, or 35.5% of total deposits to a low of $228.3 million, or 22.3%, of total deposits. Our brokered deposits pose a heightened risk of not being retained by us because these customers tend to be very rate sensitive in making their decisions as to the financial institution with which they choose to place their deposits.

Due to the nature of our larger customers’ businesses, the deposit balances they maintain with us may fluctuate significantly from month to month resulting in the list of our largest depositors similarly changing. For example, two of our five largest depositors are large financial services companies that provide financing services to other financial service companies, securities clearing services to brokerage firms and brokerage services to a large number of commercial and individual customers. Additionally, two of our nine largest depositors are title insurance companies. Part of the services these financial service companies and title insurance companies provide to their customers includes holding short-term account balances to facilitate the ordinary course of business of these customers. The monies for these account balances are placed on deposit with us. Due to the short-term nature of the deposit balances maintained by the customers of our large depositors, the deposit balances maintained with us tend to fluctuate.

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

Our business and results of operations could be harmed due to litigation associated with the collapse of Southwest Exchange, Inc. or Southwest Exchange.

Southwest Exchange, a former customer of Silver State Bank, is currently under investigation and reported to be a defendant in a number of lawsuits for the loss of funds belonging to Southwest Exchange’s customers, which loss has been estimated in newspaper articles to exceed $100.0 million. Southwest Exchange maintained certain deposit accounts with Silver State Bank. Although Southwest Exchange did not maintain custody or escrow accounts at Silver State Bank in the name of or for the benefit of customers of Southwest Exchange, Silver State Bank may become involved in protracted litigation as a result of the activities of Southwest Exchange.

We previously were named as a defendant in one such lawsuit and, by agreement of the plaintiff, were dismissed from the lawsuit without prejudice. We were also named in two other complaints (along with several other defendants) alleging conversion, breach of fiduciary duty, negligence, fraud and civil RICO claims. More than 10 months have elapsed since the filing of those complaints, and they have not been served on Silver State Bank.

Silver State Bank was also recently named, along with 41 other named defendants, as a defendant in a consolidated litigation pending before the Nevada District Court, Clark County (P&D Kelesis, LLC et al. v. Southwest Exchange, et al., Case No. A535439), claiming causes of action for conversion and negligence per se against the Bank. The plaintiffs purported to serve Silver State Bank with this complaint on February 7, 2008, and the Bank filed a motion to dismiss the complaint (or in the alternative, for summary judgment) on March 6, 2008, which is currently pending. The amount claimed in this consolidated lawsuit is approximately $12.7 million.

We believe the allegations against us in these lawsuits are without merit and we intend to vigorously defend these and any other future lawsuits pertaining to this matter. However, if we are not dismissed from these lawsuits or are included in other litigation regarding Southwest Exchange, our employees, officers and directors may be required to expend substantial amounts of time in connection with such litigations which will prevent them from concentrating on our normal business. In addition, we may be required to spend substantial sums on legal representation in connection with any such litigation.

Item 1B. Unresolved	Staff Comments

Not applicable.

Item 2.	Properties

We conduct our business through our executive office, located in Henderson, Nevada, thirteen full-service branch offices in the greater Las Vegas market area operated by our wholly-owned subsidiary Silver State Bank, three full-service branch offices in the Phoenix, Arizona area operated by our wholly-owned subsidiary Choice Bank and SBA LPOs in Nevada, Utah, Colorado, Washington, Oregon, Florida and California. Silver State Bank operates twelve LPOs, four of which are based out of the homes of individuals. We own twelve of our existing locations, lease sixteen locations, and own the building on the leased land on the remaining location. Our lease arrangements are typically long-term arrangements with third parties that generally contain several options to renew at the expiration date of the lease.

Location	Owned or Leased
Silver State Bank Branches:

Pebble Market	Owned
400 N. Green Valley Pkwy.
Henderson, NV 89074

Sunset	Land Lease
4200 E. Sunset Rd.	Building Owned
Henderson, NV 89014

Craig Road	Owned
1225 W. Craig Rd.
North Las Vegas, NV 89032

Rainbow/Westcliff	Owned
170 S. Rainbow Blvd.
Las Vegas, NV 89145

Rainbow/Dewey	Owned
5547 S. Rainbow Blvd.
Las Vegas, NV 89118

The Lakes	Owned
8901 W. Sahara Ave.
Las Vegas, NV 89117

Fort Apache	Owned
9415 W. Flamingo Rd.
Las Vegas, NV 89147

Water Street	Leased
65 W. Lake Mead Pkwy.
Henderson, NV 89015

Boulder City	Owned
1000 Nevada Hwy.
Boulder City, NV 89005

Aliante	Owned
6895 Aliante Pkwy.
North Las Vegas, NV 89084

Seven Hills	Leased
855 Seven Hills Dr., Suite 160
Henderson, NV 89052

Location	Owned or Leased
Silver State Bank Branches (continued):

Durango/Patrick	Owned
6090 S. Durango Dr.
Las Vegas, NV 89113

Centennial	Owned
7105 N. Durango Dr.
Las Vegas, NV 89149

Choice Bank Branches:

Scottsdale	Leased
15190 N. Hayden Rd.
Scottsdale, AZ 85260

West Valley	Owned
13739 Camino Del Sol
Sun City West, AZ 85375

Chandler	Leased
980 E. Pecos Rd., Suite 1
Chandler, AZ 85225

Silver State Bank SBA Loan Production Offices:

Nevada	Leased
1325 Airmotive Way, Suite 175
Reno, NV 89502

Oregon	Leased
1800 NW 167th Place, Suite 110
Beaverton, OR 97006

Arizona	Leased
14500 N. Northsight Blvd., Suite 312
Scottsdale, AZ 85260

Arizona	Leased
17505 North 79th Avenue, Suite 412
Glendale, AZ 85340

California	Leased
1024 Iron Point Rd.
Folsom, CA 95630

California	Leased
7777 Alvarado Rd., Suite 285
La Mesa, CA 91941

California	Leased
2121 N. California Blvd., Suite 290
Walnut Creek, CA 94596

Location	Owned or Leased
Silver State Bank SBA Loan Production Offices (continued):

Colorado	Leased
6200 S. Syracuse Way, Suite 125
Greenwood Village, CO 80111

Executive Offices:

170 S. Green Valley Pkwy.	Leased
Henderson, NV 89012

Silver State Bank Administrative Offices:

1081 Whitney Ranch Dr.	Owned
Henderson, NV 89014

2250 Corporate Circle Dr.	Leased
Henderson, NV 89074

Choice Bank Administrative Office:

14500 N. Northsight Blvd., Suite 309	Leased
Scottsdale, AZ 85260

Future Locations:

Silverado Ranch/Las Vegas Blvd	Land Owned
Southwest corner of Las Vegas Blvd and Silverado Ranch Blvd.
Las Vegas, NV 89183

Novat/Cliff Shadows	Land Owned
3355 Novat Street
Las Vegas, NV 89129

Baseline	Land Owned
612 W. Baseline Road
Mesa, AZ 85210

Awatukee	Owned
4302 E. Ray Rd.
Phoenix, AZ 85044

Mountains Edge	Leased
Blue Diamond and Buffalo
Las Vegas, NV 89178

Jones/Sunset	Leased
Corner of S. Jones Blvd. and W. Sunset Rd.
Las Vegas, NV 89118

Decatur/Cactus	Leased
Corner of S. Decatur Blvd. and W. Cactus Ave
Las Vegas, NV 89141

Location	Owned or Leased
Future Locations (continued)

Novat	Leased
3355 Novat Street
Las Vegas, NV 89129

Tolleson	Leased
9897 W. McDowell Rd., Suite 350
Tolleson, AZ 85353

Crismon
Corner of E. Baseline Rd. and S. Crismon Road	Leased
Mesa, AZ 85209

Happy Valley
Corner of W. Happy Valley Rd and N. 22nd Ave.	Leased
Phoenix, AZ 85027

Fountain Hills	Leased
13545 North Fountain Hills Blvd.
Fountain Hills, AZ 85268

Goodyear	Leased
Corner of W. McDowell Rd. & N. Pebble Creek Pkwy
Goodyear, AZ 85338

For additional information regarding our lease obligations, see Note 13 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of stockholders of Silver State Bancorp was held on October 24, 2007.

The following proposals were adopted by the margins indicated:

1.	Election of three directors for terms of three years each.

	Number of Shares
	For	Against	Withheld	Abstain	Broker Non-Votes
Bryan S. Norby	13,100,660	—	119,249	—	2,039,023
Corey L. Johnson	13,144,760	—	75,149	—	2,039,023
Thomas T. Nicholson	13,143,010	—	76,899	—	2,039,023

2.	Ratification of the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	13,185,377
Against	31,223
Witheld	—
Abstain	3,309
Broker Non-Votes	2,039,023

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to our initial registered public offering in July 2007, our common stock was listed on the OTC Bulletin Board under the symbol “SSBX.OB.” After the completion of our initial registered public offering, our common stock has been listed and began trading on the NASDAQ Global Market under the symbol “SSBX.” The offering price for the shares of our common stock sold in the initial registered public offering was $20.00 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the OTC Bulletin Board and NASDAQ Global Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Closing Prices
2006	High	Low
First Quarter	$23.00	$19.50
Second Quarter	22.95	20.75
Third Quarter	26.00	22.00
Fourth Quarter	26.00	23.35

	Closing Prices
2007	High	Low
First Quarter	$26.20	$23.00
Second Quarter	24.10	22.00
Third Quarter	22.15	16.99
Fourth Quarter	18.20	14.00

Holders. As of March 7, 2008, there were approximately 1,373 stockholders of record of our common stock. There are no other classes of common equity outstanding.

Dividends. Silver State Bancorp has never declared or paid cash dividends on its capital stock. Silver State Bancorp currently intends to retain any future earnings for future growth and does not anticipate paying any cash dividends in the foreseeable future. Any determination in the future to pay dividends will be at the discretion of Silver State Bancorp’s Board of Directors and will depend on the company’s earnings, financial condition, results of operations, business prospects, capital requirements, regulatory restrictions, contractual restrictions and other factors that the Board of Directors may deem relevant.

Silver State Bancorp’s ability to pay dividends is subject to the regulatory authority of the Federal Reserve. Although there are no specific federal laws or regulations restricting dividend payments by bank holding companies, the supervisory concern of the Federal Reserve focuses on a holding company’s capital position, its ability to meet its financial obligations as they come due, and its capacity to act as a source of financial strength to its subsidiaries. In addition, Federal Reserve policy discourages the payment of dividends by a bank holding company that is not supported by current operating earnings.

Section 78-288 of the Nevada Revised Statutes provides that no cash dividend or other distribution to stockholders, other than a stock dividend, may be made by a Nevada corporation if, after giving effect to the dividend, the corporation would not be able to pay its debts as they become due or, unless specifically allowed by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities and the claims of preferred stockholders upon dissolution of the corporation.

From time to time, Silver State Bancorp may become a party to financing agreements and other contractual obligations that have the effect of limiting or prohibiting the declaration or payment of dividends. Holding company expenses and obligations with respect to its outstanding trust preferred securities and corresponding subordinated debt also may limit or impair Silver State’s ability to declare and pay dividends.

Since Silver State Bancorp has no significant assets other than the voting stock of its subsidiaries, it currently depends on dividends from its bank subsidiaries for a substantial portion of its revenue. The ability of a state nonmember bank to pay cash dividends is not restricted by federal law or regulations. State law imposes restrictions on the ability of each of Silver State Bancorp’s subsidiary banks to pay dividends:

•

Under Sections 661.235 and 661.240 of the Nevada Revised Statutes, a bank cannot declare a cash dividend or make a distribution of its net profits until (a) the bank’s surplus fund equals its initial stockholders’ equity (excluding the amount of the initial surplus fund) and (b) ten percent of the previous year’s net profits have been carried to the surplus fund. Additionally, no distribution may be made if it would result in the bank’s stockholders’ equity (including the reserve for loan losses) being less than 6% of the bank’s average total daily deposit liabilities for the preceding 60 days or if it would reduce the stockholders’ equity below the initial stockholders’ equity or below minimum applicable regulatory capital requirements under federal law. Also, as described above, under Nevada corporate law applicable to Silver State Bank, and to Nevada corporations generally, no distribution may be made if, after giving effect to it, the bank would be unable to pay its debts as they become due in the usual course of business or the sum of the bank’s assets would be less than the sum of its liabilities plus the amount (if any) that would be needed to satisfy the rights of holders of any preferred stock of the corporation, assuming the corporation were to be dissolved at the time of the distribution.

•

Under section 6-187 of the Arizona Revised Statutes, Choice Bank may pay dividends on the same basis as any other Arizona corporation. Under section 10-640 of the Arizona Revised Statutes, a corporation may not make a distribution to stockholders if to do so would render the corporation insolvent or unable to pay its debts as they become due. However, an Arizona bank may not declare a dividend, payable other than in the bank’s stock, out of capital surplus without the approval of the Superintendent.

Stock Repurchase Program. On November 29, 2007 Silver State Bancorp announced a stock repurchase program to acquire up to 764,415 shares, or 5%, of Silver State Bancorp’s outstanding common stock. Repurchased shares will be held in treasury.

The following table sets forth information regarding the Silver State Bancorp’s repurchases of its common stock during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 through October 31, 2007	—	—	—	—
November 1, 2007 through November 30, 2007 (1)	—	—	—	—
December 1, 2007 through December 31, 2007	135,400	$15.19	135,400	629,015

Total	135,400	$15.19	135,400	629,015

(1)	On November 29, 2007, Silver State Bancorp announced that its Board of Directors had approved a stock repurchase program authorizing Silver State Bancorp to repurchase up to 764,415 shares of Silver State Bancorp’s common stock.

Use of Proceeds from Registered Securities. On July 17, 2007, the Silver State Bancorp’s Registration Statement on Form S-1 covering the offering of 1,500,000 shares of Silver State Bancorp’s common stock (File Number 333-142110) was declared effective. The net proceeds of the offering to the Silver State Bancorp (after deducting the foregoing expenses) were $25.5 million. From July 17, 2007 through December 31, 2007 a total of $15.0 million and $1.0 million of the net proceeds have been contributed as additional paid-in capital to Silver State Bank and Choice Bank, respectively. In addition, during this same period, Silver State Bancorp has used approximately $2.1 million of the net proceeds to repurchase 135,400 shares of Silver State Bancorp’s outstanding common stock under the stock repurchase program. The remainder has been retained by Silver State Bancorp and invested in accordance with its investment policy, and available for use for general corporate purposes, including but not limited to the repayment of outstanding debt, the addition of new branches in existing and contiguous markets and the development of additional products or services.

PERFORMANCE GRAPH

The information relating to the Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that Silver State Bancorp specifically incorporates this information by reference, and otherwise shall not be deemed “soliciting materials” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the SEC or subject to the liabilities of Section 18 of the Exchange Act.

The following graph shows a comparison of cumulative total shareholder return on Silver State Bancorp’s common stock during the last five fiscal years ended December 31, 2007 with the cumulative total returns of both a broad market index, NASDAQ composite, and a published industry index, SNL Bank Index. The comparison assumes $100 was invested on December 31, 2002 in Silver State Bancorp’s common stock and in each of the indices and assumes that all of the dividends were reinvested.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Silver State Bancorp (1)	100.00	222.22	409.57	601.71	711.11	385.64
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank	100.00	134.90	151.17	153.23	179.24	139.28
Source : SNL Financial LC, Charlottesville, VA
© 2007

(1)	Prior to the completion of Silver State Bancorp’s initial registered public offering on July 23, 2007, Silver State Bancorp’s common stock was listed on the OTC Bulletin Board under the symbol “SSBX.OB.” Since July 23, 2007, Silver State Bancorp’s common stock has been listed on the Nasdaq Global Market under the symbol “SSBX.”

Item 6.	Selected Financial Data.

The summary information presented below at or for each of the years presented is derived in part from our audited consolidated financial statements. The following information is only a summary and you should read it in conjunction with our audited consolidated financial statements and notes beginning on page F-1. On September 5, 2006 we acquired Choice Bank. The results of operations for 2006 include the operations of Choice Bank for the period from September 5, 2006 to December 31, 2006.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except for share and per share data)
Selected Income Data:
Interest income	$141,774	$89,906	$57,086	$33,873	$25,952
Interest expense	60,344	32,556	15,761	8,344	8,219

Net interest income	81,430	57,350	41,325	25,529	17,733
Provision for loans losses	9,160	2,821	2,350	1,750	2,325

Net interest income after provision for loan losses	72,270	54,529	38,975	23,779	15,408
Non-interest income	8,408	5,917	4,779	4,542	3,723
Non-interest expense	41,480	27,827	19,846	15,339	12,875

Income before income taxes	39,198	32,619	23,908	12,982	6,256
Provision for income taxes	14,369	11,743	8,281	4,464	2,155

Net Income	$24,829	$20,876	$15,627	$8,518	$4,101

Share data:
Earnings per share—basic	$1.72	$1.58	$1.27	$0.72	$0.44
Earnings per share—diluted	1.68	1.52	1.19	0.70	0.38
Book value per share	10.32	7.79	5.11	3.59	2.73
Tangible book value per share	9.03	6.33	5.11	3.59	2.73
Shares outstanding at period end (1)	15,271,421	13,687,109	12,463,798	12,119,898	9,384,384
Weighted average shares outstanding—basic (1)	14,401,206	13,173,918	12,353,391	11,831,392	9,321,920
Weighted average shares outstanding—diluted (1)	14,784,630	13,750,641	13,153,299	12,194,508	10,774,384

Selected Balance Sheet Data:
Cash and cash equivalents	$13,838	$35,479	$49,773	$84,129	$34,759
Investments and other securities	51,966	65,324	73,247	60,784	45,902
Loans held for sale	68,868	34,053	11,861	9,379	4,182
Gross loans, including net deferred loan fees	1,558,971	1,015,643	646,179	523,391	386,721
Allowance for loan losses	19,304	11,200	8,314	6,051	4,768
Assets	1,764,183	1,209,518	806,297	700,715	489,525
Deposits	1,426,504	986,271	645,465	572,330	392,441
Junior subordinated debt	69,589	38,661	18,042	18,042	12,887
Stockholders’ equity	157,617	106,628	63,694	43,450	25,665

Selected Other Balance Sheet Data:
Average assets	$1,521,336	$980,287	$747,058	$571,950	$437,623
Average earning assets	1,444,719	928,250	708,909	538,532	402,782
Average stockholders’ equity	131,804	88,016	52,710	36,979	23,133

(Notes on following page.)

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except for share and per share data)
Selected Capital Ratios:
Leverage Ratio	11.0%	10.5%	10.4%	8.8%	7.1%
Tier 1 Risk Based Capital ratio	10.6	10.5	10.9	9.3	7.8
Total Risk Based Capital ratio	12.5	11.6	12.2	11.4	9.8
Selected Financial & Performance Ratios:
Return on average assets	1.6	2.1	2.1	1.5	0.9
Return on average stockholders’ equity	18.8	23.7	29.6	23.0	17.7
Net interest rate spread (2)	4.8	5.2	5.0	4.2	4.0
Net interest margin (3)	5.6	6.2	5.8	4.7	4.4
Efficiency ratio (4)	46.2	44.0	43.0	51.0	60.0
Loan to deposit ratio	109.3	103.0	100.1	91.4	98.5
Average earning assets to average interest-bearing liabilities	119.4	129.2	137.0	136.6	120.5
Average stockholders’ equity to average assets	8.7	9.0	7.1	6.5	5.3
Selected Asset Quality Ratios:
Nonperforming loans to gross loans (5)	0.84	0.01	0.19	0.09	1.23
Nonperforming assets to total assets (6)	0.75	0.07	0.15	0.15	0.97
Loans past due 90 days or more and still accruing to total loans	—	—	—	—	—
Allowance for loan losses to gross loans	1.2	1.1	1.3	1.2	1.2
Allowance for loan losses to nonperforming loans	147.6	8,484.8	683.2	1,276.6	100.5
Net charge-offs to average loans outstanding	0.08%	0.07%	0.01%	0.11%	0.33%
Selected Other Data:
Number of full service branch offices	15	12	9	9	8

(1)	Reflects stock splits.
(2)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Efficiency ratio represents non-interest expenses as a percentage of the total of net interest income plus non-interest income.
(5)	Nonperforming loans are defined as loans that are past due 90 days or more plus loans placed in nonaccrual status.
(6)	Nonperforming assets include nonperforming loans plus other real estate owned.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects Silver State Bancorp’s financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Silver State Bancorp’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements beginning on page F-1 of this filing, and the other statistical data provided elsewhere in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and operations of Silver State Bancorp.

Executive Summary

We are a Nevada corporation formed on January 21, 1999 to acquire all of the issued and outstanding stock of Silver State Bank and to engage in the business of a bank holding company under the BHC Act. Silver State Bank was formed in July 1996, as a commercial bank headquartered in Henderson, Nevada. On September 5, 2006, we acquired Choice Bank. Choice Bank is an Arizona state-chartered bank that was formed on January 28, 2002.

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

Since commencing business, Silver State Bank has grown from one location in Henderson, Nevada to thirteen branches in the greater Las Vegas market area. In 2007, we opened two new Silver State Bank branch offices. In February 2008, we opened another Silver State Bank branch office. On September 5, 2006, we acquired Choice Bank, with two branches in the greater Phoenix/Scottsdale market area. In 2007, we opened one additional Choice Bank branch office. With the acquisition of Choice Bank, we became a multi-bank holding company operating both Choice Bank and Silver State Bank as separate bank subsidiaries. In November 2007, the Company announced its plans to merge Silver State Bank and Choice Bank by the end of the first quarter 2008 and operate the combined bank as Silver State Bank. In February 2008, the Company received approval of the proposed merger from FDIC and expects to complete the merger by April 1, 2008.

Our ability to continue to generate rapid internal growth and to take advantage of acquisition opportunities will be affected by our continued profitability, our ability to raise capital, and our access to the capital markets in general. In July 2007, we completed our initial registered public offering of common stock raising approximately $25.5 million of net proceeds. From the effective date of our initial registered public offering in July 2007 through December 31, 2007, a total of $15.0 million of net proceeds have been contributed to Silver State Bank and a total of $1.0 million of net proceeds have been contributed to Choice Bank as additional paid-in capital. In addition, during this same period, the Company has used approximately $2.1 million of the net proceeds to repurchase 135,400 shares of the Company’s outstanding common stock under a stock repurchase program. The remainder has been retained by the Company and invested in accordance with its investment policy and available for use for general corporate purposes, including but not limited to the repayment of outstanding debt, the addition of new branches in existing and contiguous markets and the development of additional products or services.

In July 2007, we issued $30 million of trust preferred securities, in a private placement, similar to our previous trust preferred securities issuances. The trust preferred securities have a floating rate, which resets quarterly, equal to three-month LIBOR plus 1.35%, and a maturity date of September 15, 2037. The first optional redemption date is September 15, 2012. The issuance was part of a pooled offering involving other participating issuers, and was made pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. We are using the proceeds from the sale for general corporate purposes, including but not limited to the repayment of the amount outstanding under a $20 million 90 day non-revolving term loan facility, the addition of new branches in existing and contiguous markets, and the development of additional products and services. These junior subordinated debt securities are generally included in Tier 1 capital for regulatory purposes.

During 2007, we began to experience significant competitive pressures and challenging market conditions in the markets in which we operate as the economies in the Las Vegas and Phoenix/Scottsdale areas, as well as the national economy, have shown signs of significant weakness. The Las Vegas economy has weakened recently as the loss of real estate and construction jobs from the declining residential market, as well as lost casino/hotel jobs due to the scheduled closing of old casino resorts to make way for new casino projects, has caused the local unemployment rate to rise to 5.6% as of December 2007. Population growth has also tapered off, rising 2.7% from 2006 to 2007. New home sales in 2007 were down 45% from 2006. In the Phoenix area, closings of new homes and resale homes in 2007 have decreased 24% and 35%, respectively, compared to 2006. As a result, the residential housing markets in the Las Vegas and Phoenix areas have experienced a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. Further weakening of the real estate or employment market in the Las Vegas area (which is our single largest market) or the Phoenix area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, adversely affecting our profitability and asset quality. The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. These economic trends have begun to adversely affect our asset quality with nonaccrual loans increasing to $13.1 million and potential problem loans increasing to $84.5 million.

In addition, the past several months have been highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, the most significant of which has been the fallout from the failures and defaults associated with the subprime mortgage market. During 2007, there has been a decline in the national housing and real estate markets and the overall economy, which some reports indicate is bordering on recession.

We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. We do not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. Despite challenging economic conditions and competitive pressures, we benefited from a very strong year in 2007. We again experienced significant balance sheet and net income growth while asset quality remains satisfactory, continuing the trends we experienced in previous years. Due to the current economic conditions in the markets in which we operate, we expect to experience slower loan and deposit growth in 2008 as compared to previous years.

Our asset growth during 2007 was driven by our loan originations, with deposits serving as our primary funding source. Net loans grew to $1.5 billion, or 53.3% as of December 31, 2007 from $1.0 billion as of December 31, 2006. Total deposits increased 44.6% to $1.4 billion as of December 31, 2007 from $986.3 million as of December 31, 2006. To further enhance our deposit growth we have embarked on a strategy to expand our branch network and we opened two new branches in the Las Vegas area and one new branch in the Phoenix area during 2007. We have opened one new branch in the Las Vegas area in February 2008 and we have plans to open one additional branch in the Las Vegas area and three additional branches in the Phoenix area during 2008. We have also used the proceeds from issuance of junior subordinated debt and proceeds from our initial registered public offering of common stock as a supplement to our deposit growth. Our junior subordinated debt increased $30.9 million, or 80.0%, for the year ended December 31, 2007. Our initial public offering and our issuance of junior subordinated debt have enabled the Company to be considered “well-capitalized” pursuant to regulatory capital definitions at December 31, 2007 with Tier 1 Risk Based, Total Risked Based, and Tier 1 capital to average assets or leverage ratio of 10.6%, 12.5% and 11.0%, respectively.

In November 2007, the Company announced a stock repurchase program to acquire up to 764,415 shares, or 5%, of the Company’s outstanding common stock. As of December 31, 2007, the Company had repurchased 135,400 shares of stock at an average price of $15.19 per share. At December 31, 2007, the maximum number of shares remaining that may yet be purchased under this stock repurchase program was 629,015. The repurchased shares are held in treasury.

Our net income for the year ended December 31, 2007 increased 18.9% to $24.8 million, or $1.68 per diluted share, compared to $20.9 million, or $1.52 per diluted share, for the year ended December 31, 2006. The increase in net income for 2007 was due primarily to an increase in net interest income of $24.1 million and an increase in non-interest income of $2.5 million, offset by an increase of $6.3 million to the provision for loan losses, the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses, and an increase of $13.7 million in non-interest expenses. The increase in the provision for loan losses is due to the increase in size of our loan portfolio, an increase in nonperforming assets, an increase in our potential problem loans, and the general weakening economic conditions in the markets served by the Company.

Our results of operations are largely dependent on net interest income. Net interest income is the difference between interest income we earn on interest-earning assets, which are comprised primarily of construction and land loans, commercial real estate loans, and to a lesser extent commercial business, residential and consumer loans, and the interest we pay on our interest-bearing liabilities, which are primarily deposits and, to a lesser extent, other borrowings. Management strives to match the repricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. The increase in net interest income for 2007 is due primarily to an increase in our loan portfolio offset by a decrease in our net interest margin from 6.2% for the year ended December 31, 2006 to 5.6% for the year ended December 31, 2007. The decrease in our net interest margin reflects an increase in competitive pricing pressure in both loans and deposits.

The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis beginning during the third quarter of 2007. In response to the liquidity and credit crisis and potential impact on the overall economy, the FOMC reduced the Discount Rate and Federal Funds Rate by 100 basis points during the last two quarters of 2007 and by an additional 125 basis points in January 2008. These decreases in short-term interest rates have resulted in a more positively sloped yield curve. However, this interest rate environment had an adverse affect on our net interest margin in the fourth quarter of 2007 and is likely to continue to have an adverse affect in the near future as the majority of our interest-earning assets are variable rate instruments that will reprice faster than our interest-bearing liabilities.

If the competition we experienced in 2007 in the form of higher deposit rates offered by local financial institutions, several of which are affiliated with significantly larger national and international financial institutions, continues into 2008, it could have the effect of increasing our cost of funds to a level higher than we have experienced historically. We continue to utilize FHLB advances and other wholesale funding sources to supplement our local sources of funds and as a means to lower our overall cost of funds

We also have experienced strong competition in making loans in the form of intense pricing pressure on the interest rates we offer. To date, we have been successful in responding to this competition as evidenced by our loan portfolio growth and minimal decrease in the average yield on our loan portfolio. However, price competition for loans is expected to continue, and may intensify, as a result of additional de novo bank entrants into our marketplace and the pricing strategies of our larger competitors. Price competition for loans is expected to have an adverse impact on the yields we can obtain on our loan portfolio. The competitive pressures we face in both lending and deposit gathering are expected to result in a slight narrowing of our net interest margin in future periods.

Non-interest income for the year ended December 31, 2007 increased 42.1% from the year ended December 31, 2006, due primarily to an increase in the gain on sale of loans held for sale and an increase in other bank fee income generated from our bank products and services. Non-interest expense for the year ended December 31, 2007 increased 49.1% from the year ended December 31, 2006, due primarily to an increase in salary and benefits, occupancy costs, professional fees, depreciation and amortization expense, and insurance expense, all reflecting our overall balance sheet and franchise growth.

Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non-interest income) was 46.2% for the year ended December 31, 2007, compared to 44.0% for the year ended December 31, 2006.

The increase in net income offset by the increase in equity resulted in a return on average equity, or ROE, of 18.8% for the year ended December 31, 2007 compared to 23.7% for the year ended December 31, 2006. Our return on average assets, or ROA, for the year ended December 31, 2007 decreased to 1.6% compared to 2.1% for the year ended December 31, 2006.

For all banks and bank holding companies, asset quality plays a significant role in the overall financial condition of the institution and results of operations. We measure asset quality in terms of nonperforming loans and assets as a percentage of gross loans and assets, and net charge-offs as a percentage of average loans. Nonperforming loans include loans past due 90 days or more and still accruing, nonaccrual loans and restructured loans. Net charge-offs are calculated as the difference between charged-off loans and recovery payments received on previously charged-off loans. As of December 31, 2007, nonperforming loans were $13.1 million compared to $132,000 at December 31, 2006. Nonperforming loans as a percentage of gross loans were 0.84% as of December 31, 2007 compared to 0.01% at December 31, 2006. Nonperforming assets as a percentage of total assets were 0.75% as of December 31, 2007, compared to 0.07% as of December 31, 2006. For the year ended December 31, 2007, net charge-offs as a percentage of average loans were 0.08% compared to 0.07% for the year ended December 31, 2006.

We have a high concentration in real estate construction and land loans. At December 31, 2007, approximately 35.7% of real estate loans were classified as real estate construction loans and 39.2% of real estate loans were classified as land loans. In addition, commercial real estate loans represent approximately 18.4% of total real estate loans as of December 31, 2007. Approximately 63.0% of commercial real estate loans are owner occupied.

Our future performance will depend on many factors including general economic conditions, real estate values in southern Nevada and central Arizona, changes in interest rates, increasing competition for deposits and quality loans, and regulatory compliance burdens. We believe that the impact from the national decline in sales of existing homes and in the median price of homes will impact our future financial condition. This decline has also contributed to a reduced demand for loans to homebuilders and other land developers in the markets in which we operate. Residential real estate loans represent 6.1% of our loan portfolio as of December 31, 2007, and we do not anticipate significantly increasing the percentage of residential home lending in the future. Approximately 58% of our residential real estate loans as of December 31, 2007 are attributed to originations by Choice Bank. Choice Bank has developed a core competency in residential mortgage loans with principal balances in excess of the Federal National Mortgage Association single-family limit of $417,000 (commonly referred to as “non-conforming” or “jumbo” loans). We do not engage in subprime mortgage lending, which has been the riskiest sector of the residential housing market. However, our primary lending businesses have begun to be adversely affected by the general decline in the residential housing market as similar conditions have begun to appear in the commercial market.

In the future, our earnings may be adversely affected by the decrease in interest rates because approximately 98% of our interest-earning assets are variable rate instruments that will reprice faster than our interest-bearing liabilities, which may result in further compression of our net interest margin. If interest rates increase, we anticipate that our profitability measured by net interest income and net interest margin would increase. However, as a result of our large percentage of variable rate loans, it is possible that during a period of rising interest rates the amount of interest charged to our customers may increase which, if coupled with an overall decline in those customers’ cash flows from operations, could result in an increase in loan delinquencies and correspondingly result in an increase in our provision for loan losses. Additionally, approximately 68% of our loan portfolio have maturities of less than one year that would need to be replaced with new loans in order to maintain and grow that portfolio. Historically, we have been successful in renewing loans with our borrowers on a regular basis, as evidenced by our history of significant loan growth. However, with the current economic downturn or a significant increase in interest rates, we may not achieve the same success at renewing our short-term loans, which would have an adverse impact on our results of operations.

Our 20 largest depositors accounted for approximately 44.8% of our deposits and our five largest depositors accounted for approximately 36.6% of our deposits at December 31, 2007. Our largest depositor as of December 31, 2007 accounted for 15.4% of our total deposits. Of our 20 largest depositors at December 31, 2007, two were related to each other representing 14.1% of our total deposits. Also, of our 20 largest depositors at December 31, 2007, two were entities affiliated with directors of Silver State Bank and Choice Bank representing 1.9% of our total deposits. Included among our 20 largest depositors are four depositors who as of December 31, 2007, accounted for $500.2 million, or 35.1%, of our deposits. The deposit balances of these four customers, which accounted for 35.1% of our deposits as of December 31, 2007, are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The balances of our brokered deposits measured as of each month end from January 1, 2007 to December 31, 2007 have fluctuated, ranging from a high of $517.5 million, or 35.5% of total deposits to a low of $228.3 million, or 22.3% of total deposits.

Our brokered deposits pose a heightened risk of not being retained by us because these customers tend to be very rate sensitive in making their decisions as to the financial institution with which they choose to place their deposits. Although the deposits of our four brokered deposit customers may meet the regulatory definition of a brokered deposit, we consider them to be corporate customers with which we either have or are in the process of building longer term customer relationships. Two of these customers have been our depositors for approximately four years.

We believe that our net income has not been, and do not expect it to be, adversely affected by the use of brokered short-term deposits. As a general matter, we price brokered deposits separately from our pricing of deposits gathered through our local branch networks. Both historically and currently, our brokered deposits have had a lower average cost than time deposits gathered through our local branch network because we can offer rates to brokered deposit customers outside of our market area that are lower than the rates we offer through our local branch network. In addition, our brokered deposits have had a comparable cost to wholesale borrowings available through the use of FHLB borrowings. As with all funding decisions, we continually analyze our various funding choices and price our deposit products, including brokered deposits, with a view towards obtaining the lowest cost funding while meeting our liquidity needs and achieving the best net interest margin possible. We carefully monitor the balances in our brokered accounts, the impact of movements in interest rates generally, the interest rates offered by local competitors, the rates offered by other institutions that access the brokered deposit market, the availability of wholesale borrowings and related costs of such funding sources. We also developed contingency funding plans in the event that we fail to retain one or more of our brokered deposit customers.

Due to the nature of our larger customers’ businesses, the deposit balances they maintain with us may fluctuate significantly from month to month resulting in the list of our largest depositors similarly changing. For example, two of our five largest depositors are large financial services companies that provide financing services to other financial service companies, securities clearing services to brokerage firms and brokerage services to a large number of commercial and individual customers. Additionally, two of our nine largest depositors are title insurance companies. Part of the services these financial services companies and title insurance companies provide to their customers includes holding short-term account balances to facilitate the ordinary course of business of these customers. Although the many individual account balances of the customers of our large financial services depositors tend to be smaller, when placed on deposit with us into our depositor’s account they result, in the aggregate, in a very large balance relative to our other accounts. Due to the short-term nature of the deposit balances maintained by the customers of our large depositors, the deposit balances maintained with us tend to fluctuate.

The loss of one or more of our largest 20 customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

We believe that other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the United States securities laws and compliance with SOX, will continue to increase significantly as we develop as a publicly traded company.

We believe that we are positioned for expansion within our market areas and that by expanding our presence, continuing to diversify our geographic sources of income, growing our deposit relationships, and maintaining our operating efficiency, we will be able to increase our profitability and enhance our franchise value.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Assets. Our total assets increased $554.7 million, or 45.9%, to $1.8 billion at December 31, 2007 as compared to $1.2 billion at December 31, 2006. This increase was due primarily to internally generated loan growth and reflects our ability to leverage our newly generated capital. Our overall growth was supported by the Company’s initial registered public offering of common stock in the third quarter of 2007 resulting in net proceeds of $25.5 million and the issuance of $30.9 million of junior subordinated debt during the third quarter of 2007.

Loans. Total gross loans, net of deferred fees, were $1.6 billion at December 31, 2007, an increase of $543.3 million, or 53.5%, from $1.0 billion at December 31, 2006. Construction and land loans made up a majority of the increase in our loans in 2007. Commercial real estate loans, single family residential real estate loans and commercial and industrial loans also increased. Our overall growth in loans is consistent with our focus and strategy to grow our loan portfolio by focusing on markets which we believe have attractive growth prospects.

The allowance for loan losses was $19.3 million, or 1.24% of gross loans, at December 31, 2007 compared to $11.2 million, or 1.10% of gross loans, at December 31, 2006. The increase in the percentage of allowance for loan losses to gross loans is primarily due to weaknesses in the residential real estate markets in which we operate, an increase in nonperforming assets, an increase in potential problem loans, and the general weakening economic condition in the markets served by the Company. Net loan charge-offs were $1.1 million for 2007. We had $13.1 million in total nonperforming loans at December 31, 2007 compared to $132,000 at December 31, 2006.

Securities. Our investment portfolio consists mainly of AAA rated US government agency securities. Our securities are all classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity.

At December 31, 2007, securities totaled $52.0 million, a decrease of $13.4 million, or 20.5%, from $65.3 million at December 31, 2006. The decrease in our securities portfolio was primarily due to strong demand for our loan products, which have a higher yield than investment securities. At December 31, 2007, most of our securities had a contractual maturity date of five years or less. These medium to short-term maturities are consistent with our current primary focus and strategy to grow the loan portfolio while using our investment portfolio primarily for liquidity purposes.

Premises and Equipment. Our premises and equipment totaled $43.1 million at December 31, 2007, an increase of $11.0 million, or 34.5%, from $32.0 million at December 31, 2006. This increase was primarily due to land purchased for future branch locations, completion of leasehold improvements in our new corporate office and other branch locations, and additional furniture and equipment for new branches which opened during 2007.

Goodwill and Other Intangible Assets. Our goodwill totaled $18.8 million at December 31, 2007, compared to $18.9 million at December 31, 2006. This decrease was due to an adjustment made to the finalization of the purchase price allocation related to the acquisition of Choice Bank. In addition, the acquisition of Choice Bank resulted in a core deposit intangible, which due to amortization, at December 31, 2007, amounted to $917,000 compared to $1.1 million at December 31, 2006.

Cash and Cash Equivalents. Cash and cash equivalents totaled $13.8 million at December 31, 2007, a decrease of $21.6 million, or 61.0%, from $35.5 million at December 31, 2006. Our focus for the past several years has been to maintain sufficient liquidity not only to satisfy daily operational cash flow needs as they arise from our deposit and administrative activities, but also to allow for adequate loan funding needs as they arise. We generally attempt to limit our cash and cash equivalents by investing our excess liquidity in higher yielding assets such as loans, securities or federal funds sold. See “—Liquidity and Capital Resources.”

Deposits. Total deposits were $1.4 billion at December 31, 2007, an increase of $440.2 million or 44.6% from December 31, 2006. An increase in interest-bearing deposits was the primary reason for the increase in our deposits during 2007. Interest-bearing checking accounts increased $101.0 million, or 23.2%, to $535.9 million at December 31, 2007 from $434.9 million at December 31, 2006. Time deposits also increased $328.4 million, or 90.7%, to $690.6 million at December 31, 2007 from $362.1 million at December 31, 2006. These increases were driven by higher rates offered on our deposits and an increased focus on generating deposits from our existing customers. We also believe our deposit gathering efforts benefited from the establishment and maturation of our branch network. A significant portion of our deposit increase is due to the increase of our brokered deposits from $190.3 million at December 31, 2006 to $500.2 million at December 31, 2007. For a discussion of recent changes in deposit concentration, see “—Liquidity and Capital Resources.”

Borrowings. At December 31, 2007, we had $90.6 million in advances from the FHLB, $56.6 million of which were classified as long-term borrowings and $34.0 million of which were classified as short-term borrowings. Total borrowings from the FHLB have increased $32.6 million, or 56.2%, to $90.6 million at December 31, 2007 from $58.0 million at December 31, 2006. As competition for deposits continues to increase, we anticipate further reliance on FHLB borrowings to supplement the funding of our asset growth. As of December 31, 2007, our remaining borrowing capacity at the FHLB was $43.7 million.

Junior Subordinated Debt. We had $69.6 million of junior subordinated debentures outstanding at December 31, 2007 compared to $38.7 million at December 31, 2006. Our junior subordinated debt, which is issued to our statutory trust subsidiaries that in turn issue trust preferred securities, is considered long-term borrowing for financial reporting purposes but is included as a component of regulatory capital, subject to limitations. See “Supervision and Regulation—Capital Standards—Regulatory Capital Guidelines.” During 2007, we completed one issuance of junior subordinated debentures.

On July 24, 2007, we issued $30.9 million of junior subordinated debt securities to Silver State Capital Trust VI, a statutory trust created under the laws of the State of Delaware. The securities have quarterly interest payments and an interest rate equal to 3-month LIBOR plus 1.35%, for an effective rate of 6.34% as of December 31, 2007, with principal due at maturity in 2037. The proceeds of this issuance were used for general corporate purposes, including but not limited to the repayment of the amount outstanding under a $20 million 90 day non-revolving term loan facility, the addition of new branches in existing and contiguous markets, and the development of additional products and services.

Stockholders’ Equity. Stockholders’ equity increased $51.0 million, or 47.8%, to $157.6 million at December 31, 2007 from $106.6 million at December 31, 2006. The increase in stockholders’ equity is the result of the Company’s initial registered public offering of common stock completed in July 2007 which raised approximately $25.5 million of net proceeds, $24.8 million in net income for the year ended December 31, 2007, and the remainder from treasury stock transactions and stock option exercises. The Company repurchased 135,400 shares of its common stock under an authorized stock repurchase program at a weighted average price per share of $15.19 during the fourth quarter of 2007.

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

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the years ended 2007, 2006 and 2005. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields.

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets
Investment securities-taxable	$63,344	$3,095	4.89%	$76,505	$3,034	3.97%	$86,342	$2,614	3.03%
Federal funds sold and other	19,139	948	4.95	26,993	1,349	5.00	29,123	926	3.18
Loans (1)(2)	1,357,753	137,519	10.13	821,733	85,378	10.39	590,799	53,434	9.04
FHLB stock	4,483	212	4.73	3,019	145	4.80	2,645	112	4.23

Total earning assets	1,444,719	141,774	9.81	928,250	89,906	9.69	708,909	57,086	8.05
Non-interest earning Assets
Cash and due from banks	17,963			17,056			19,023
Allowance for loan losses	(14,470)			(9,569)			(7,039)
Other assets	73,124			44,550			26,165

Total assets	$1,521,336			$980,287			$747,058

Interest-bearing liabilities
Interest checking	14,907	163	1.09	18,658	173	0.93	17,998	132	0.73
Savings and money market	518,251	23,553	4.54	350,549	15,197	4.34	317,416	9,609	3.03
Time deposits	538,131	28,656	5.33	257,414	12,599	4.89	104,668	2,993	2.86

Total interest-bearing deposits	1,071,289	52,372	4.89	626,621	27,969	4.46	440,082	12,734	2.89
Short-term borrowings	32,078	1,719	5.36	19,392	898	4.63	18,886	600	3.18
Long-term debt	54,800	2,584	4.72	47,175	1,813	3.84	40,375	1,304	3.23
Junior subordinated debt	52,303	3,669	7.01	25,393	1,876	7.39	18,042	1,123	6.22

Total interest-bearing liabilities	1,210,470	60,344	4.99	718,581	32,556	4.53	517,385	15,761	3.05
Non-interest bearing liabilities
Non-interest bearing demand deposits	166,447			168,860			173,622
Other liabilities	12,615			4,830			3,341
Stockholders’ equity	131,804			88,016			52,710

Total liabilities and stockholders’ equity	$1,521,336			$980,287			$747,058

Net interest rate spread (3)			4.82			5.16			5.00
Net interest income/net interest margin (4)		$81,430	5.64%		$57,350	6.18%		$41,325	5.83%

Total interest-earning assets to interest-bearing liabilities	119.35%			129.18%			137.02%

(1)	Net loan fees of $13.5 million, $8.7 million, and $7.3 million are included in the yield computation for 2007, 2006 and 2005, respectively.
(2)	Nonaccrual loans have been included in average loan balances.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.

Rate/Volume Analysis. The following table presents the extent to which the changes in interest rates and the changes in volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

•	changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

	For the Years Ended December 31, 2007 v. 2006 Increase (Decrease) Due to Changes in (1)			For the Years Ended December 31, 2006 v. 2005 Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest on securities, taxable	$(643)	$704	$61	$(390)	$810	$420
Federal funds sold and other	(389)	(12)	(401)	(106)	529	423
Loans	54,290	(2,149)	52,141	23,994	7,950	31,944
FHLB stock	69	(2)	67	18	15	33

Total interest income	53,327	(1,459)	51,868	23,516	9,304	32,820

Interest expense:
Interest checking	(41)	31	(10)	6	35	41
Savings and money market	7,622	734	8,356	1,436	4,152	5,588
Time deposits	14,948	1,109	16,057	7,476	2,130	9,606
Short-term borrowings	680	141	821	23	275	298
Long-term debt	360	411	771	261	248	509
Junior subordinated debt	1,888	(95)	1,793	543	210	753

Total interest expense	25,457	2,331	27,788	9,745	7,050	16,795

Net increase (decrease)	$27,870	$(3,790)	$24,080	$13,771	$2,254	$16,025

(1)	Changes due to both volume and rate have been allocated to volume changes.

Comparison of Results of Operations

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of loans receivable, securities and other short-term investments, and interest expense on interest-bearing liabilities, consisting primarily of deposits and borrowings. Our results of operations are also dependent upon our generation of non-interest income, consisting primarily of income from the gain on sale of loans, loan servicing fees and banking service fees. Other factors contributing to our results of operations include our provisions for loan losses, income taxes and the level of our non-interest expenses, such as compensation and benefits, occupancy and equipment costs and other miscellaneous operating expenses.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General. Net income was $24.8 million for the year ended December 31, 2007, an increase of $4.0 million, or 18.9%, compared with net income of $20.9 million for the year ended December 31, 2006. The increase in net income reflects our growth in net interest income, offset in part by an increase in the provision for loan losses and non-interest expense. Basic and diluted earnings per common share were $1.72 and $1.68, respectively, for 2007 compared with basic and diluted earnings per share of $1.58 and $1.52, respectively, for 2006. For the year ended December 31, 2007 our return on average stockholders’ equity was 18.8% compared with 23.7% for the year ended December 31, 2006. Our return on average assets was 1.6% for the year ended December 31, 2007 compared with 2.1% for the year ended December 31, 2006.

Interest and Dividend Income. Total interest and dividend income increased $51.9 million, or 57.7%, to $141.8 million for the year ended December 31, 2007 from $89.9 million for the year ended December 31, 2006. This increase is primarily attributable to an increase in the average volume of earning assets, primarily loans. The increase in the average balance of loans reflects a significant increase in our portfolio of construction and land loans during 2007. We also experienced increases in the average volume of our commercial real estate and commercial and industrial loan portfolios during 2007. We experienced an increase in our average yield on investment securities for the year ended December 31, 2007 reflecting the higher interest rate environment for these assets. We experienced a decrease in our average yield on loans for the year ended December 31, 2007 due to the recent decreases in our prime lending rates, reflecting the general decline in market interest rates, that resulted in a decrease in the rates on variable rate loans which make up the majority of our loan portfolio.

Interest Expense. Total interest expense increased $27.8 million, or 85.4%, to $60.3 million for the year ended December 31, 2007 from $32.6 million for the year ended December 31, 2006. These increases primarily reflect an increase in the average balance of interest-bearing liabilities, especially our interest-bearing deposits and junior subordinated debt, coupled with an increase in the average cost of our interest-bearing deposits. In particular, the average balance of our time deposits, one of our highest cost sources of funds, more than doubled reflecting our competitive pricing. Due to the increase in market interest rates throughout 2006 and the first half of 2007 and significant competition for deposits in our markets, the average cost of our time deposits increased substantially for the year ended December 31, 2007 compared to the year ended December 31, 2006. Interest expense on our savings and money market accounts also increased primarily due to an increase in the average cost of these funds, as well as a significant increase in the average balance. The increase in interest expense also reflects the increase in the average balance of our borrowed funds as we continued to use FHLB borrowings and junior subordinated debt to supplement deposits to fund our operations.

Net Interest Income. Net interest income increased $24.1 million, or 42.0%, to $81.4 million for the year ended December 31, 2007 from $57.4 million for the year ended December 31, 2006. This was due to the overall growth of our average balance sheet, reflecting the effect of an increase of $516.7 million in average interest-bearing assets which was primarily funded with an increase of $442.3 million in average deposits.

The net interest margin for the year ended December 31, 2007 was 5.6% compared to 6.2% for the year ended December 31, 2006. This decrease is primarily attributable to a decrease in the average yield of our loan portfolio reflecting recent interest rate cuts as well as continued competitive pressures on the pricing of our deposit products. Further interest rate cuts and increased funding costs due to significant increased competition for deposits and loans is expected to result in further compression of our net interest margin

Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

Our provision for loan losses was $9.2 million for the year ended December 31, 2007 compared with $2.8 million for the year ended December 31, 2006. Factors that impact the provision for loan losses are net charge- offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors.

Net charge-offs for the year ended December 31, 2007 were $1.1 million compared with $598,000 for the year ended December 31, 2006. The increase in the provision for loan losses and the allowance for loan losses primarily reflects the overall growth of our loan portfolio and the recognition that this growth is primarily due to the increase in construction and land loans which are the riskier segments of our portfolio. In addition, during the third and fourth quarters of 2007, the provision for loan losses was increased due to our decision to increase certain qualitative loss factors as a result of the weaknesses in the residential real estate markets in which we operate, an increase in nonperforming loans, an increase in potential problem loans, and the general weakening economic condition in the markets served by our Company. Our loss experience during the first nine months of 2007 was relatively consistent with our experience over the past several years, in that losses were primarily attributable to a very small number of loans. During the fourth quarter of 2007, the continued decline in the housing and real estate markets, as well as the overall economic environment, contributed to an increase in our nonperforming loans and net loan charge-offs. The ratio of the allowance for loan losses to total loans was 1.24% at December 31, 2007, 1.15% at September 30, 2007, 1.09% at June 30, 2007, and 1.10% at December 31, 2006.

The ratio of nonperforming loans to total loans was 0.84% at December 31, 2007 compared to 0.01% at December 31, 2006. The ratio of the allowance for loan losses to nonperforming loans was 147.6% at December 31, 2007 compared with 8,484.8% at December 31, 2006. Nonperforming loans increased to $13.1 million at December 31, 2007 from $132,000 at December 31, 2006.

Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ from the current operating environment. Although we use the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. See “—Critical Accounting Policies” and “Business—Allowance for Loan Losses.”

Other Income. We earn non-interest income primarily through gains on sales of loans, fees related to services provided to deposit customers, and fees related to services provided to current and potential loan customers.

Total non-interest income increased $2.5 million, or 42.1%, to $8.4 million for the year ended December 31, 2007 from $5.9 million for the year ended December 31, 2006. This increase is primarily attributable to an increase in gain on sales of loans, primarily due to SBA production loan activity from additional loan officers and offices, which comprise the majority of loans that are sold, and an increase in other bank fee income, primarily loan broker fees, generated from our bank products and services. The table below represents a break-down of our other income.

	For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	Increase	2006	2005	Increase (Decrease)
	(In thousands)
Gain on sale of loans	$5,221	$4,168	$1,053	$4,168	$3,344	$824
Service charges	892	759	133	759	941	(182)
Investment securities gains (losses), net	31	(6)	37	(6)	(6)	—
Loan servicing fees, net of amortization	340	176	164	176	58	118
Loss on disposal of other assets	(32)	(44)	12	(44)	(40)	(4)
Other income	1,956	864	1,092	864	482	382

Total non-interest income	$8,408	$5,917	$2,491	$5,917	$4,779	$1,138

Non-Interest Expense. Non-interest expense increased $13.7 million, or 49.1%, to $41.5 million for the year ended December 31, 2007 from $27.8 million for the year ended December 31, 2006. The increase is attributable to our overall growth, specifically to the opening of new branches and hiring of new loan officers and other employees. At December 31, 2007, we had 389 full-time equivalent employees compared to 268 at

December 31, 2006. Salaries and employee benefit costs increased $8.2 million as a result of additional employees, related increased benefit costs, and normal salary increases. We recognized $670,000 of stock-based compensation expense pursuant to SFAS 123R, Share-Based Payment for the year ended December 31, 2007, compared to $341,000 for the year ended December 31, 2006, due primarily to an increase in share-based awards. Occupancy expenses increased $1.1 million from the year ended December 31, 2006 to the year ended December 31, 2007 as a result of additional property and fixed assets relating to our new branch office openings and our new administrative center. Depreciation and amortization expense increased $1.0 million from the year ended December 31, 2006 to the year ended December 31, 2007 primarily as a result of the increase in property and equipment associated with our new branch offices and administrative center. Professional fees increased $1.6 million from the year ended December 31, 2006 to the year ended December 31, 2007 due to the increase in the size and complexity of our company and increased legal, audit, accounting, and compliance fees associated with being a public company. Insurance expense increased $954,000 from the year ended December 31, 2006 to the year ended December 31, 2007 due to increased insurance costs and an increase in FDIC deposit insurance assessments. Other non-interest expense increased $814,000 from the year ended December 31, 2006 to the year ended December 31, 2007 due to our overall franchise growth. The table below sets forth the components of our non-interest expense.

	For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	Increase (Decrease)	2006	2005	Increase
	(In thousands)
Salaries and employee benefits	$25,331	$17,176	$8,155	$17,176	$12,938	$4,238
Occupancy	3,679	2,583	1,096	2,583	1,944	639
Depreciation and amortization	2,556	1,531	1,025	1,531	1,041	490
Insurance	1,250	296	954	296	246	50
Professional fees	3,096	1,560	1,536	1,560	700	860
Advertising, public relations and business development	899	751	148	751	559	192
Customer service expense	352	378	(26)	378	201	177
Data processing	154	351	(197)	351	328	23
Dues and memberships	177	146	31	146	83	63
Directors expense	116	131	(15)	131	126	5
Loss on other real estate owned	132	—	132	—	—	—
Other	3,738	2,924	814	2,924	1,680	1,244

Total non-interest expense	$41,480	$27,827	$13,653	$27,827	$19,846	$7,981

Income Taxes. Income tax expense increased $2.6 million, or 22.4%, to $14.4 million for the year ended December 31, 2007 from $11.7 million for the year ended December 31, 2006. Our effective rate for the year ended December 31, 2007 is 36.7% as compared to 36.0% for the year ended December 31, 2006. The increase in our effective tax rate is due primarily to increasing state income tax apportionment as a result of the Arizona operation and an increase in certain nondeductible expenses, such as stock-based compensation expense associated with incentive stock options as a result of our adoption of SFAS 123R on January 1, 2006.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General. Net income was $20.9 million for the year ended December 31, 2006, an increase of $5.3 million, or 34.0%, compared with net income of $15.6 million for the year ended December 31, 2005. Basic and diluted earnings per common share were $1.58 and $1.52, respectively, for 2006 compared with basic and diluted earnings per share of $1.27 and $1.19, respectively, for 2005. For the year ended December 31, 2006 our return on average stockholders’ equity was 23.7% compared with 29.6% for 2005. Our return on average assets was 2.1% for 2006 and 2005.

Interest and Dividend Income. Total interest and dividend income increased $32.8 million, or 57.4%, to $89.9 million for the year ended December 31, 2006 from $57.1 million for the year ended December 31, 2005. This increase is attributable to an increase in the average volume of earning assets, primarily loans, and an increase in average yields on those assets. The increase in the average balance of loans reflects a significant increase in our portfolio of construction and land loans. We also experienced increases in the average volume of our commercial real estate and commercial and industrial loan portfolios. These portfolios all experienced significant increases in the average yield reflecting the overall higher interest rate environment that prevailed during 2006 compared to 2005. In addition, we also added residential mortgage loans as a result of our acquisition of Choice Bank, which had a positive impact on interest income for the year. Interest income on investment securities and federal funds sold also increased reflecting higher average yields on these portfolios due to the higher interest rate environment.

Interest Expense. Total interest expense increased $16.8 million, or 106.3%, to $32.6 million for the year ended December 31, 2006 from $15.8 million for the year ended December 31, 2005. The increase primarily reflects an increase in the average balance of interest-bearing deposits, coupled with an increase in the average cost of such funds. In particular, the average balance of our time deposits, one of our highest cost sources of funds, more than doubled reflecting our competitive pricing. Due to the increase in market interest rates and significant competition for deposits in our markets the average cost of our time deposits increased substantially during 2006. Interest expense on our savings and money market accounts also increased primarily due to an increase in the average cost of these funds, as well as a more modest increase in the average balance. The increase in interest expense also reflects the increase in the average balance of our borrowed funds as we continued to use FHLB borrowings and junior subordinated debt to supplement deposits to fund our operations. Consistent with our deposits, the average cost of funds for these borrowings also increased in the higher interest rate environment.

Net Interest Income. Net interest income increased $16.1 million, or 39.0%, to $57.4 million for the year ended December 31, 2006 from $41.3 million for the year ended December 31, 2005. The increase in net interest income was due to the overall growth in our balance sheet and improved net interest margin. The net interest margin for the year ended December 31, 2006 was 6.2% compared to 5.8% at December 31, 2005.

Provision for Loan Losses. Our provision for loan losses increased by $471,000, or 20.5%, to $2.8 million for the year ended December 31, 2006 compared with $2.3 million for the year ended December 31, 2005. Net charge-offs for the year ended December 31, 2006 were $598,000 compared with $87,000 for the year ended December 31, 2005. Our allowance for loan losses increased $2.9 million, or 34.9%, to $11.2 million at December 31, 2006 from $8.3 million at December 31, 2005. The increase in the allowance for loan losses primarily reflected the addition of the Choice Bank allowance for loan losses of $663,000 and the $2.8 million provision for loan losses as a result of our significant loan growth.

Nonperforming loans decreased $1.1 million to $132,000 at December 31, 2006 from $1.2 million at December 31, 2005. The decline is a result of two nonaccrual loans being paid off and one loan which was partially charged-off. During the year one new loan was placed on nonaccrual status, bringing the total number of loans on nonaccrual status to three.

The ratio of nonperforming loans to total loans was 0.01% at December 31, 2006 compared with 0.19% at December 31, 2005. The ratio of the allowance for loan losses to nonperforming loans was 8,484.8% at December 31, 2006 compared with 683.2% at December 31, 2005. The ratio of the allowance for loan losses to total loans was 1.10% at December 31, 2006 compared with 1.29% at December 31, 2005.

Other Income. Total non-interest income increased $1.1 million, or 22.9%, to $5.9 million for the year ended December 31, 2006 from $4.8 million for the year ended December 31, 2005. This increase is primarily attributable to an increase in gain on sales of loans. Proceeds from our loan sales totaled $84.1 million in 2006, compared to $55.3 million in 2005. Proceeds from our loan sales are primarily due to our SBA loan production activity. To a lesser extent, proceeds from our loan sales reflect sales of commercial real estate loans.

Non-Interest Expense. Non-interest expense increased $8.0 million, or 40.4%, to $27.8 million for the year ended December 31, 2006 from $19.8 million for the year ended December 31, 2005. The increase reflects our overall growth. Salaries and employee benefit costs increased $4.2 million as a result of additional employees and increased benefit costs. Our number of full time equivalent employees increased from 164 at December 31, 2005 to 268 at December 31, 2006. For the year ended December 31, 2006, we recognized $341,000 of stock-based compensation expense pursuant to SFAS 123R. For the year ended December 31, 2005, we recorded $1.6 million of stock option expense as a result of our accelerating the vesting of 975,000 stock options. The stock option expense recorded in 2005 was pursuant to Accounting Principal Bulletin, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. Occupancy expense increased $639,000 as the result of additional property and fixed assets relating to our new branch offices and administrative center. Professional fees increased by $860,000 due to the increase in the size and complexity of our company and increased compliance and regulatory costs. Other non-interest expense increased $1.2 million for the year ended December 31, 2005 to $2.9 million for the year ended December 31, 2006. This increase, in general, is the result of the growth of the assets and operations of our two subsidiary banks.

Income Taxes. Income tax expense increased $3.4 million, or 41.0%, to $11.7 million for the year ended December 31, 2006 from $8.3 million for the year ended December 31, 2005. Our effective rate for 2006 was 36.0% as compared to 34.6% for the year ended December 31, 2005. The increase in our effective tax rate is due primarily to increasing state income tax apportionment as a result of the Arizona operation and an increase in certain nondeductible expenses, such as stock-based compensation expense associated with incentive stock options as a result of our adoption of SFAS 123R on January 1, 2006.

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

We experienced an increase in deposits of $440.2 million during the year ended December 31, 2007 compared with a net increase of $237.3 million (excluding $103.5 million in deposits obtained through the Choice Bank acquisition) during the year ended December 31, 2006. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors.

At December 31, 2007, there were $680.6 million in time deposits scheduled to mature within one year. Based on our historical experience and competitive pricing practices, we expect to be able to retain or replace a substantial portion of these maturing deposits.

Our 20 largest depositors accounted for approximately 44.8% of our deposits and our five largest depositors accounted for approximately 36.6% of our deposits at December 31, 2007. Included among our 20 largest depositors are four depositors who as of December 31, 2007, accounted for $500.2 million, or 35.1%, of our deposits. The deposit balances of these four customers, which accounted for 35.1% of our deposits as of December 31, 2007, are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The balances of our brokered deposits measured as of each month end from January 1, 2007 to December 31, 2007 have fluctuated, ranging from a high of $517.5 million, or 35.5% of total deposits to a low of $228.3 million, or 22.3% of total deposits. The loss of one or more of one of our largest 20 customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits and we believe we have ample alternative sources of funding, albeit currently at slightly higher rates, to more than compensate for the loss of one or more of these customers.

For the year ended December 31, 2007, we experienced a net increase in other borrowed funds, federal funds purchased and securities sold under repurchase agreements of $29.0 million, compared to a net decrease of $4.5 million during the year ended December 31, 2006. The net increase in 2007 reflects our decision to supplement our reliance on deposits as our primary source of funds with lower costing borrowed funds, when available. The net decrease in 2006 reflects our ability to fund our asset growth primarily through deposits. Borrowed funds increased to $160.2 million at December 31, 2007 from $96.7 million at December 31, 2006. The increase in borrowed funds during 2007 helped to continue to fund our asset growth.

At December 31, 2007, there were $60.6 million in borrowed funds scheduled to mature within one year. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at prevailing market interest rates or paying off the borrowed funds as they mature or are called.

Our primary use of funds is for the origination of construction and land loans, commercial loans and commercial real estate loans. Our net increase in total loans was $544.3 million during the year ended December 31, 2007 compared with $272.1 million (excluding $98.3 million in gross loans obtained as a result of the Choice Bank acquisition) during the year ended December 31, 2006. The increase in net loans for 2007 reflected the overall increase in demand for commercial loans in the markets in which we operate.

Cash flow from our investment activities included purchases of securities for our investment portfolio during the year ended December 31, 2007, which were $31.4 million compared with $91.3 million during the year ended December 31, 2006. The decrease in purchases of securities reflected the strong demand for our loan products, which are higher yielding interest-earning assets. The proceeds from maturing of securities available-for-sale were $41.2 million during the year ended December 31, 2007 compared with $60.2 million during the year ended December 31, 2006. The proceeds from sale of securities available-for-sale were $4.3 million during the year ended December 31, 2007 compared with $44.0 million during the year ended December 31, 2006.

During the year ended December 31, 2007, our primary sources of liquidity at the holding company level were the proceeds of $25.5 million from the issuance of common stock to investors in the completion of our initial registered public offering and the issuance of junior subordinated debt. On July 24, 2007, we issued $30.9 million of junior subordinated debt securities to Silver State Capital Trust VI, a statutory trust created under the laws of the State of Delaware. The securities have quarterly interest payments and an interest rate equal to 3-month LIBOR plus 1.35%, for an effective rate of 6.34%, as of December 31, 2007, with principal due at maturity in 2037. The proceeds of the stock offering and junior subordinated debt were used for general corporate purposes, including but not limited to the repayment of outstanding debt, the addition of new branches in existing and contiguous markets and the development of additional products or services.

During the year ended December 31, 2006, our primary source of liquidity at the holding company level was the issuance of $10.7 million of common stock to investors in a private placement and the issuance of junior subordinated debt. On August 25, 2006 we issued $20.6 million of junior subordinated debt securities to Silver

State Capital Trust IV, a statutory trust created under the laws of the State of Delaware. The securities have quarterly interest payments and an interest rate equal to 3-month LIBOR plus 1.60%, for an effective rate of 6.59%, as of December 31, 2007, with principal due at maturity in 2036. The proceeds of this offering were used to fund a portion of the cash consideration of the purchase price for the acquisition of Choice Bank, which closed on September 5, 2006.

On December 5, 2006 we issued $7.7 million of junior subordinated debt securities to Silver State Capital Trust V, a statutory trust created under the laws of the State of Delaware. The securities have quarterly interest payments and an interest rate equal to 3-month LIBOR plus 1.62%, for an effective rate of 6.61%, as of December 31, 2007, with principal due at maturity in 2037. We used the proceeds raised in this offering to redeem all $7.7 million of our junior subordinated debt securities issued to Silver State Capital Trust I on November 28, 2001, which had semi-annual interest payments equal to 6-month LIBOR plus 3.75%.

Other sources of liquidity for Silver State Bancorp may include dividend payments from our subsidiary banks. During 2006 and 2007, Silver State Bancorp did not receive any capital distributions from its subsidiary banks. Applicable federal and state law may limit the amount of capital distributions our bank subsidiaries may make.

At December 31, 2007, we exceeded all regulatory capital requirements and are considered to be “well-capitalized” with a total capital to risk weighted assets of 12.5%, Tier 1 capital to risk weighted assets of 10.6% and a Tier 1 capital to average assets, or leverage, ratio of 11.0%. At December 31, 2007, both Silver State Bank and Choice Bank are also considered to be “well-capitalized.” See “Supervision and Regulation.”

Critical Accounting Policies

Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2007, contains a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed by the Audit Committee and our Board of Directors. The following is a discussion of these critical accounting policies and significant estimates. Additional information about these policies can be found in Note 1 of the Audited Consolidated Financial Statements for the year ended December 31, 2007.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan loss that we believe is adequate to absorb losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, trends in volume and terms of loans, collateral value, changes in loan policies, national and local market economic trends, size and complexity of credits, credit concentrations, peer group comparisons and other considerations. This information is then analyzed to determine “environmental loss factors” which, in turn, is assigned to each loan category. We also closely evaluate each credit graded “watch list/special mention” and below to individually assess the appropriate specific loan loss reserve on such credits. In addition to ongoing internal loan review monitoring and risk assessment, management utilizes independent loan review firms to review our loan underwriting and credit administration practices, which also assists management with determining the appropriateness of our allowance for loan losses.

Our primary lending emphasis is commercial real estate loans, construction loans and land acquisition and development loans for both residential and commercial projects. As a result of our lending practices, we also have a concentration of loans secured by real property located in southern Nevada and central Arizona. Based on the composition of our loan portfolio and the growth in our loan portfolio, we believe the primary risks inherent in our portfolio are increases in interest rates, a decline in the general economy and a decline in real estate market values. Any one or a combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an acceptable level given current economic conditions, interest rates and the composition of our portfolio.

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries. Provisions for loan losses are made on both a specific and general basis. Specific allowances are provided on impaired credits pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan. The general component of the allowance for loan losses is based on historical loss experience and adjusted for qualitative and environmental factors pursuant to SFAS 5, Accounting for Contingencies and other related regulatory guidance. At least quarterly, we review the assumptions and formula related to our general valuation allowances in an effort to update and to refine our allowance for loan losses in light of the various factors described above. During the third and fourth quarters of 2007, increases were made to the environmental loss factors due to the weaknesses in the residential real estate markets in which we operate, increases in nonperforming loans, increases in potential problem loans, and the general weakening of the local economies in the markets in which we operate.

We consider the ratio of the allowance for loan losses to total loans at December 31, 2007 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

Our available-for-sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders’ equity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair market value through a charge to current period income. The market values of our securities are significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on published or securities dealers’ market values.

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

Servicing rights are periodically evaluated for impairment. Servicing rights are stratified based on origination dates. Fair values are estimated using a discounted cash flow model which utilizes various assumptions including prepayment speeds and current market rates of interest or other available information. As of December 31, 2007, we had total servicing rights of $817,000. No significant impairments were recognized during the years ended December 31, 2007, 2006 and 2005.

Goodwill Impairment. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The Company annually reviews the goodwill for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets. If the fair value of our reporting unit with goodwill exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our reporting unit with goodwill is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

We would test our goodwill for impairment between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment. No impairments to goodwill were recognized for the years ended December 31, 2007 and 2006.

Off-Balance-Sheet Arrangements and Contractual Obligations

We are a party to certain off-balance-sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of our subsidiary banks. These arrangements are primarily commitments to originate and purchase loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during 2007 and did not have any such hedging transactions in place at December 31, 2007, which would create other off-balance-sheet arrangements.

The following table reports the amounts of our contractual obligations and financial instruments with off-balance sheet risk as of December 31, 2007.

	At December 31, 2007
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(Dollars in thousands)
Long-term borrowed funds	$56,600	$26,600	$30,000	$—	$—
Junior subordinated deferrable interest debentures	69,589	—	—	—	69,589
Operating lease obligations	38,267	1,628	5,086	4,734	26,819
Purchase obligation for land	1,000	1,000	—	—	—

Total	$165,456	$29,228	$35,086	$4,734	$96,408

	At December 31, 2007
	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commitments		Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
		(Dollars in thousands)
Commitments to extend credit	$530,857	$359,617	$127,159	$3,783	$40,298
Standby letters of credit	2,480	2,262	200	18	—

Total	$533,337	$361,879	$127,359	$3,801	$40,298

Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Our bank subsidiaries evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral we obtain, if deemed necessary, is based on management’s credit evaluation of the borrower.

Additionally, we offer standby letters of credit to our customers. Standby letters of credit are conditional commitments used by our subsidiary banks to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held in support of these standby letters of credit varies based on the customer’s creditworthiness. We are not obligated to advance further amounts on credit lines if the customer is delinquent, or otherwise in violation of the agreement. Commitments under standby letters of credit were $2.5 million as of December 31, 2007.

We have also committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the holders of trust preferred securities to the extent that Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV, Silver State Capital Trust V, and Silver State Capital Trust VI have not made such payments or distributions: (1) accrued and unpaid distributions, (2) the redemption price, and (3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. We do not believe that these off-balance-sheet arrangements have or are reasonably likely to have a material effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have any such future effects.

Recent Accounting Pronouncements

In July 2006, Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. Silver State Bancorp has adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial statements and a cumulative adjustment was not recorded.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Silver State Bancorp did not early adopt this standard. In addition, we do not expect SFAS 159 will have a material impact on our financial statements since we do not intend to elect to account for certain of our financial instruments at fair value.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The Company is currently assessing the potential impact of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. EITF 06-4 would require the Company to accrue a liability for the postretirement death benefits associated with split-dollar life insurance agreements. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial statements.

Impact of Inflation and Changing Prices

Our consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater effect on performance than do the effects of inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately affect the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short-term to maturity. During 2006, the market yield curve inverted, primarily due to increases in short-term market interest rates. During 2007, the market yield curve was alternatively inverted or flat. During the final four months of 2007 and January 2008 there were significant decreases in short-term interest rates which resulted in a more positively sloped yield curve. Our earnings are adversely affected by a decrease in interest rates because the majority of our interest-earning assets are variable rate instruments that will reprice faster than our interest-bearing liabilities, which will result in further compression of our net interest margin. Any further decreases in these short-term interest rates will likely have a similar effect. In addition, although more discretionary, rates for our interest-bearing deposits are slower to adjust to the decrease in rates due to competitive pressures.

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

Sensitivity of Net Interest Income

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
	(Dollars in thousands)
Up 300 basis points	$103,104	15.6%
Up 200 basis points	98,463	10.4
Up 100 basis points	93,807	5.2
BASE	89,161	—
Down 100 basis points	84,890	-4.8
Down 200 basis points	80,592	-9.6
Down 300 basis points	76,281	-14.4%

Our percentage change for increases or decreases in net interest income by 200 basis points were 10.4% and (9.6%) for the year ended December 31, 2007 compared to 5.1% and (5.3%) for the year ended December 31, 2006. This increase is due primarily to an increase in variable rate loans at December 31, 2007 compared to December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and supplementary data included in this annual report are listed in Item 15 and begin at page F-1 immediately following the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Corey L. Johnson, our President and Chief Executive Officer, and Michael J. Threet, our Chief Financial Officer and Chief Operating Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2007. Based upon their evaluation, they each found that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding Silver State Bancorp’s directors, executive officers and corporate governance is presented under the headings “Proposal 1—Election of Directors—General,” “—Who Our Directors Are,” “—Nominees for Election as Directors,” “—Continuing Directors,” “—Executive Officers,” “—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Silver State Bancorp’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

Audit Committee Financial Expert

Information regarding the Audit Committee of the Company’s Board of Directors, including information regarding Audit Committee financial expert serving on the Audit Committee, is presented under the heading “Corporate Governance—Meetings of the Board of Directors and its Committees” in Silver State Bancorp’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer and senior financial officers, which is available free of charge by contacting Michael J. Threet, Corporate Secretary, at (702) 433-8300.

Item 11.	Executive Compensation

Information regarding executive compensation is presented in the “Compensation Discussion and Analysis,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “—Compensation Committee Report” in Silver State Bancorp’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding executive compensation is presented in the “Compensation Discussion and Analysis,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “—Compensation Committee Report” in Silver State Bancorp’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Certain Transactions with Members of our Board of Directors and Executive Officers” and “Corporate Governance” in Silver State Bancorp’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accounting fees and services is presented under the heading “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in Silver State Bancorp’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on April 30, 2008 and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	The following consolidated financial statements are in Item 8 of this annual report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 8 of this annual report.

(b)	Exhibits Required by Item 601 of Regulation S-K

The exhibits filed as a part of this Form 10-K are as follows:

EXHIBIT	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of Silver State Bancorp (1)

3.2	Amended and Restated Code of Bylaws of Silver State Bancorp (1)

4.1	Form of Common Stock Certificate (2)

10.1	Silver State Bank 1997 Stock Option Plan (1)

10.2	Silver State Bank 1997 Executive Stock Option Plan (1)

10.3	Silver State Bank Amendment to 1997 Executive Stock Option Plan, dated July 29, 1998 (1)

10.4	Silver State Bank Amendment to 1997 Executive Stock Option Plan, dated June 16, 2004 (1)

10.5	Silver State Bank 1998 Stock Option Plan (1)

10.6	First Amended and Restated Silver State Bancorp 2004 Stock Option Plan (1)

10.7	Silver State Bancorp 2006 Omnibus Equity Plan (1)

10.8	Form of Silver State Bank Incentive Stock Option Agreement pursuant to Silver State Bank 1997 Stock Option Plan (3)

10.9	Form of Silver State Bank Non-qualified Stock Option Agreement pursuant to Silver State Bank 1997 Stock Option Plan (3)

10.10	Form of Silver State Bank Incentive Stock Option Agreement pursuant to Silver State Bank 1998 Stock Option Plan (3)

10.11	Form of Silver State Bank Incentive Stock Option Agreement pursuant to Silver State Bank 2004 Stock Option Plan (3)

10.12	Form of Silver State Bancorp Incentive Stock Option Agreement pursuant to Silver State Bancorp 2006 Omnibus Equity Plan (3)

EXHIBIT	DESCRIPTION
10.13	Form of Silver State Bancorp Non-qualified Stock Option Agreement pursuant to Silver State Bancorp 2006 Omnibus Equity Plan (3)

10.14	Form of Silver State Bancorp Restricted Stock Award Agreement pursuant to Silver State Bancorp 2006 Omnibus Equity Plan (3)

10.15	Employment agreement, dated March 29, 2007, between Silver State Bancorp and Corey L. Johnson (1)

10.16	Employment agreement, dated April 3, 2007, between Silver State Bancorp and Michael J. Threet (1)

10.17	Employment agreement, dated April 3, 2007, between Silver State Bank and Calvin D. Regan (1)

10.18	Employment agreement, dated April 3, 2007, between Silver State Bank and Thomas J. Russell (1)

10.19	Agreement and Plan of Merger, between Silver State Bancorp and Choice Bank, dated March 29, 2006 (4)

10.20	First Amendment to Agreement and Plan of Merger, between Silver State Bancorp and Choice Bank, dated May 19, 2006 (4)

10.21	Non-revolving Term Loan Documents, dated as of June 25, 2007 (5)

21.1	List of Subsidiaries of Silver State Bancorp (1)

23.1	Consent of McGladrey & Pullen, LLP (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Written Statement of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (**)

32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (**)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Exhibits to Silver State Bancorp’s Form S-1 Registration Statement, filed with the Securities and Exchange Commission on April 13, 2007 (File Number 333-142110).
(2)	Incorporated by reference to the Exhibits to Amendment No. 2 to Silver State Bancorp’s Form S-1 Registration Statement, filed with the Securities and Exchange Commission on June 18, 2007 (File Number 333-142110).
(3)	Incorporated by reference to the Exhibits to Silver State Bancorp’s Form S-8, filed with the Securities and Exchange Commission on August 13, 2007 (File Number 333-145413).
(4)	Incorporated by reference to the Exhibits to Amendment No. 1 to Silver State Bancorp’s Form S-1 Registration Statement, filed with the Securities and Exchange Commission on May 25, 2007 (File Number 333-142110).
(5)	Incorporated by reference to the Exhibits to Amendment No. 6 to Silver State Bancorp’s Form S-1 Registration Statement, filed with the Securities and Exchange Commission on July 2, 2007 (File Number 333-142110).

As permitted by Item 601(b)(4) of Regulation S-K, Silver State Bancorp has not filed with this Form 10-K certain instruments defining the rights of holders of long-term debt of Silver State Bancorp because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of Silver State Bancorp and its subsidiaries on a consolidated basis. Silver State Bancorp agrees to furnish a copy of any such agreements to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Henderson, Nevada, on March 14, 2008.

Silver State Bancorp

By:	/S/ COREY L. JOHNSON
Corey L. Johnson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 14, 2008.

	/S/ COREY L. JOHNSON		/S/ MICHAEL J. THREET
Name:	Corey L. Johnson	Name:	Michael J. Threet
Title:	President and Chief Executive Officer (Principal Executive Officer)	Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

	/S/ BRYAN S. NORBY		/S/ MARK S. BOSCO
Name:	Bryan S. Norby	Name:	Mark S. Bosco
Title:	Director and Chairman of the Board	Title:	Director

	/S/ BRIAN M. COLLINS		/S/ BRIAN W. CRUDEN
Name:	Brian M. Collins	Name:	Brian W. Cruden
Title:	Director	Title:	Director

	/S/ ALAN KNUDSON		/S/ ANDREW K. MCCAIN
Name:	Alan Knudson	Name:	Andrew K. McCain
Title:	Director	Title:	Director

	/S/ CRAIG A. MCCALL		/S/ THOMAS T. NICHOLSON
Name:	Craig A. McCall	Name:	Thomas T. Nicholson
Title:	Director	Title:	Director

/S/ PHILLIP C. PECKMAN
Name:	Phillip C. Peckman
Title:	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Silver State Bancorp

We have audited the consolidated balance sheets of Silver State Bancorp and subsidiaries (collectively referred to herein as the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ McGladrey & Pullen, LLP

Las Vegas, Nevada

March 13, 2008

McGladrey & Pullen, LLP is a member firm of RSM International

— an affiliation of separate and independent legal entities.

Silver State Bancorp and Subsidiaries

Consolidated Balance Sheets

December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
Assets
Cash and cash equivalents	$13,838	$27,063
Federal funds sold	—	8,416

Total cash and cash equivalents	13,838	35,479
Securities available-for-sale	51,966	65,324
Federal Home Loan Bank stock, at cost	5,469	3,382
Loans held for sale	68,868	34,053
Loans, net of allowance for losses of $ 19,304 and $11,200, respectively	1,539,667	1,004,443
Premises and equipment, net	43,081	32,033
Accrued interest receivable	9,874	7,236
Deferred taxes, net	5,902	2,441
Other real estate owned	110	738
Goodwill	18,835	18,934
Intangible asset, net of amortization of $247 and $64, respectively	917	1,100
Prepaids and other assets	5,656	4,355

Total assets	$1,764,183	$1,209,518

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$177,084	$169,429
Interest-bearing:
Checking	535,902	434,906
Savings	22,943	19,806
Time, $100 and over	256,392	197,493
Other time	434,183	164,637

Total deposits	1,426,504	986,271
Accrued interest payable and other liabilities	9,890	6,356
Federal funds purchased and securities sold under repurchase agreements	9,983	13,602
Federal Home Loan Bank advances and other borrowings:
Short-term borrowings	34,000	8,000
Long-term borrowings	56,600	50,000
Junior subordinated debt	69,589	38,661

Total liabilities	1,606,566	1,102,890

Commitments and Contingencies (Notes 13 and 24)

Stockholders’ Equity
Preferred stock, par value of .001 cents; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of .001 cents; 60,000,000 shares authorized; shares issued 2007: 15,944,154; 2006: 14,224,172; shares outstanding 2007: 15,271,421; 2006: 13,687,109	16	14
Additional paid-in capital	79,721	51,665
Retained earnings	81,974	57,145
Accumulated other comprehensive income (loss)	64	(101)

	161,775	108,723
Less cost of treasury stock, 2007: 672,733 shares, 2006: 537,063 shares	(4,158)	(2,095)

Total stockholders’ equity	157,617	106,628

Total liabilities and stockholders’ equity	$1,764,183	$1,209,518

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share information)

	2007	2006	2005
Interest and dividend income on:
Loans, including fees	$137,519	$85,378	$53,434
Securities, taxable	3,095	3,034	2,614
Dividends on FHLB stock	212	145	112
Federal funds sold and other	948	1,349	926

Total interest income	141,774	89,906	57,086

Interest expense on:
Deposits	52,372	27,969	12,734
Federal funds purchased and securities sold under repurchase agreements	367	674	542
Short-term borrowings	1,352	224	58
Long-term borrowings	2,584	1,813	1,304
Junior subordinated debt	3,669	1,876	1,123

Total interest expense	60,344	32,556	15,761

Net interest income	81,430	57,350	41,325
Provision for loan losses	9,160	2,821	2,350

Net interest income after provision for loan losses	72,270	54,529	38,975

Other income:
Gain on sale of loans	5,221	4,168	3,344
Net realized gain (loss) on sales of available-for-sale securities	31	(6)	(6)
Service charges on deposit accounts	892	759	941
Loan servicing fees, net of amortization	340	176	58
Other income	1,956	864	482
Loss on disposal of other assets	(32)	(44)	(40)

	8,408	5,917	4,779

Non-interest expense:
Salaries, wages and employee benefits	25,331	17,176	12,938
Occupancy	3,679	2,583	1,944
Depreciation and amortization	2,556	1,531	1,041
Insurance	1,250	296	246
Professional fees	3,096	1,560	700
Advertising, public relations and business development	899	751	559
Customer service expense	352	378	201
Data processing	154	351	328
Dues and memberships	177	146	83
Directors expense	116	131	126
Loss on other real estate owned	132	—	—
Other	3,738	2,924	1,680

	41,480	27,827	19,846

Income before income taxes	39,198	32,619	23,908
Income taxes	14,369	11,743	8,281

Net income	$24,829	$20,876	$15,627

Comprehensive income	$24,994	$21,287	$15,403

Basic income per common share	$1.72	$1.58	$1.27

Diluted income per common share	$1.68	$1.52	$1.19

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

Description	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2004		$13	$25,191	$20,642	$(288)	$(2,108)	$43,450

Comprehensive income:
Net income	$15,627	—	—	15,627	—	—	15,627
Other comprehensive loss:
Unrealized holding losses on securities available-for-sale arising during the period, net of taxes of $130	(228)
Less reclassification adjustment for losses included in net income, net of taxes of $2	4

Net unrealized holding losses	(224)	—	—	—	(224)	—	(224)

	$15,403

Stock options exercised, including tax benefit of $402		—	2,767	—	—	—	2,767
Tax benefit arising from the disqualifying disposition of incentive stock options		—	471	—	—	—	471
Expense relating to the acceleration of the vesting of stock options		—	1,603	—	—	—	1,603

Balance, December 31, 2005		$13	$30,032	$36,269	$(512)	$(2,108)	$63,694
Comprehensive income:
Net income	$20,876	—	—	20,876	—	—	20,876
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during the period, net of taxes of $227	407
Less reclassification adjustment for losses included in net income, net of taxes of $2	4

Net unrealized gain	411	—	—	—	411	—	411

	$21,287

Stock options exercised, including tax benefit of $3,508		1	8,086	—	—	—	8,087
Stock issued to subsidiary bank directors (900 shares)		—	22	—	—	—	22
Stock options exercised, redeemed to cover minimum statutory withholding for taxes (21,821 shares)		—	(356)	—	—	—	(356)
Tax benefit arising from the disqualifying disposition of incentive stock options		—	21	—	—	—	21
Issuance of 521,997 shares of common stock, net of offering costs of $19		—	10,682	—	—	—	10,682
Replacement options granted as a result of the Choice Bank acquistion		—	2,772	—	—	—	2,772
Stock-based compensation expense		—	319	—	—	—	319
Reissuance of treasury stock in exchange for employment services (4,545 shares)		—	87	—	—	13	100

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005—(Continued)

(Dollars in thousands)

Description	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2006		$14	$51,665	$57,145	$(101)	$(2,095)	$106,628

Comprehensive income:
Net income	$24,829	—	—	24,829	—	—	24,829
Other comprehensive income:
Unrealized holding gains on securities available-for-sale arising during the period, net of taxes of $108	184
Less reclassification adjustment for gains included in net income, net of taxes of $12	(19)

Net unrealized gain	165	—	—	—	165	—	165

	$24,994

Issuance of 1,500,000 shares of common stock, net of offering costs of $4,530		2	25,468				25,470
Stock options exercised, including tax benefit of $320		—	1,838	—	—	—	1,838
Stock issued to subsidiary bank directors (885 shares)		—	16	—	—	—	16
Tax benefit arising from the disqualifying disposition of incentive stock options		—	64	—	—	—	64
Stock-based compensation expense		—	670	—	—	—	670
Purchase of treasury stock (135,670 shares)		—	—	—	—	(2,063)	(2,063)

Balance, December 31, 2007		$16	$79,721	$81,974	$64	$(4,158)	$157,617

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share information)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$24,829	$20,876	$15,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sales of loans	(5,221)	(4,168)	(3,344)
(Gain) loss on sales of securities	(31)	6	6
Loss on disposal of other assets	32	44	40
(Gain) loss on sale of other real estate owned	132	—	(17)
Depreciation and amortization	2,556	1,531	1,041
Reissuance of treasury stock in exchange for employment services	—	100	—
Net accretion of securities premiums and discounts	(19)	(131)	(431)
Provision for loan losses	9,160	2,821	2,350
Stock issued to subsidiary bank directors	16	22	—
Stock-based compensation expense	670	319	1,603
Tax benefit related to the exercise of stock options	—	—	873
Change in deferred taxes	(3,557)	(576)	(1,349)
Proceeds from sales of loans	105,547	84,054	55,323
Origination of loans held for sale	(135,498)	(102,406)	(52,441)
(Increase) decrease in accrued interest receivable and other assets	(2,736)	(2,527)	15
Increase in accrued interest payable and other liabilities	3,534	996	108

Net cash provided by (used in) operating activities	(586)	961	19,404

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(31,403)	(91,275)	(97,748)
Proceeds from maturities of securities available-for-sale	41,214	60,231	35,744
Proceeds from sales of securities available-for-sale	4,306	44,045	40,247
Net increase in money market funds	(91)	108	9,367
Purchase of Federal Home Loan Bank stock	(2,087)	(285)	(29)
Net increase in loans	(544,337)	(272,084)	(124,691)
Purchase of premises and equipment	(13,679)	(12,222)	(4,268)
Proceeds from sales of premises and equipment	50	17	23
Cash received (paid) for other real estate owned	449	(430)	—
Surrender of Bank owned life insurance	—	587	—
Cash paid for acquisition, net (Note 2)	—	(15,171)	—

Net cash used in investing activities	(545,578)	(286,479)	(141,355)

Cash Flows from Financing Activities
Net increase in deposits	440,233	237,260	73,135
Net increase (decrease) in other borrowed funds, federal funds purchased and securities sold under repurchase agreements	28,981	(4,470)	12,095
Proceeds from issuance of junior subordinated debt	30,000	27,500	—
Repayment of junior subordinated debt	—	(7,500)	—
Proceeds from stock issuance	25,470	10,682	—
Purchase of treasury stock	(2,063)	—	—
Stock options redeemed	—	(356)	—
Excess tax benefit related to option exercises	384	3,529	—
Proceeds from exercise of stock options	1,518	4,579	2,365

Net cash provided by financing activities	524,523	271,224	87,595

Decrease in cash and cash equivalents	(21,641)	(14,294)	(34,356)
Cash and cash equivalents, beginning	35,479	49,773	84,129

Cash and cash equivalents, ending	$13,838	$35,479	$49,773

Supplemental Disclosure of Cash Flow Information
Cash payments for interest, net of amount capitalized	$57,607	$31,820	$15,428
Cash payments for taxes	$17,153	$9,379	$8,762
Supplemental Disclosure of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$47	$308	$—
Loan originated to finance sale of other real estate owned	$—	$—	$617
Issuance of replacement stock options in acquisition	$—	$2,772	$—

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 1.    Nature of Banking Activities and Summary of Significant Accounting Policies

Nature of banking activities

Silver State Bancorp (the “Company”) is a bank holding company headquartered in Henderson, Nevada, providing a full range of banking services to commercial and consumer customers. The Company has two consolidated wholly-owned subsidiaries. Silver State Bank is a Nevada state-chartered bank providing a full range of commercial and consumer bank products through twelve branches located in the Las Vegas, Nevada metropolitan area. On September 5, 2006, the Company acquired a second subsidiary, Choice Bank, which currently has three full-service branches. The Company also operates loan production offices located in Nevada, California, Washington, Oregon, Utah, Colorado and Florida. The Company’s business is concentrated in southern Nevada and central Arizona and is subject to the general economic conditions of these areas. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general industry practice.

A summary of the significant accounting policies of the Company and its subsidiaries are as follows:

Basis of financial statement presentation and accounting estimates

In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of servicing rights and the evaluation of goodwill for impairment.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Silver State Bancorp and its wholly-owned subsidiaries, Silver State Bank and Choice Bank. Choice Bank was acquired on September 5, 2006. Certain trust subsidiaries (Note 12) do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, as amended. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), and federal funds sold. Cash flows from loans originated by the Company, deposits and other borrowed funds are reported net.

The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities available-for-sale

Securities classified as available-for-sale are those debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are reported at fair value with unrealized gains or losses reported as other comprehensive income (loss), net of the related deferred taxes. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Declines in the fair value of individual securities classified as available-for-sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses. In determining other than temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans held for sale

Loans held for sale are those loans that the Company has the intent to sell in the foreseeable future. The majority of the loans held for sale are commercial loans. They are reported at the lower of aggregate cost or fair value. Gains or losses on the sale of loans are recognized pursuant to Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s loans held for sale consist primarily of Small Business Administration (SBA) loans, which are fully funded. Upon the sale of a loan, the Company will generally sell the guaranteed portion of the loan and retain the unguaranteed portion as a loan held for investment. The Company may also sell the unguaranteed portion. The Company also generally retains the right to service the loans sold. All sales are made without recourse. The Company issues various representations and warranties associated with the sale of loans. The Company has not incurred any significant losses resulting from these provisions.

Loans

Loans are stated at the amount of unpaid principal, reduced by unearned net loan fees and allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior credit loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem credits, and current economic conditions that may affect the borrower’s ability to pay. Due to the credit concentration of the Company’s loan portfolio in real estate secured loans, the value of collateral is heavily dependent on real estate values in southern Nevada and central Arizona. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as updated information becomes available.

In addition, regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

The allowance consists of specific and general components. For loans that are classified as impaired, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan, pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative and environmental factors, pursuant to SFAS 5, Accounting for Contingencies.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Larger groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Interest and fees on loans

Interest on loans is recognized over the terms of the loans and is calculated under the effective interest method. Interest income on revolving lines of credit and construction loans is calculated under the straight-line method. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due.

The Company determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Other personal loans are typically charged off no later than 90 days delinquent.

All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment to the related loan’s yield. The Company is amortizing these amounts over the contractual life of the loan. Commitment fees, based upon a percentage of a customer’s unused line of credit, and fees related to standby letters of credit are generally recognized over the commitment period.

Other real estate owned

Other real estate owned (OREO) is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

dispose are recorded as necessary. Revenue and expense from the operations of OREO and changes in valuation allowance are included in other expense.

Servicing rights

The Company generally retains the right to service the guaranteed and unguaranteed portion of SBA loans sold to others. The Company generally receives a standard fee for providing this servicing function. The cost allocated to the servicing rights retained has been recognized as a separate asset and is initially recorded at fair value pursuant to SFAS 156, Accounting for Servicing of Financial Assets, and is being amortized in proportion to and over the period of estimated net servicing income. This asset is included in other assets in the accompanying consolidated balance sheets.

Servicing rights are periodically evaluated for impairment to ensure the recorded balance is at the lower of amortized cost or fair value. Servicing rights are stratified based on origination dates. Fair values are estimated using a discounted cash flow model which utilizes various assumptions including prepayment speeds and current market rates of interest or other available information. No significant impairments were recognized during the years ended December 31, 2007, 2006 and 2005.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed principally by the straight-line method over the lesser of the term of the lease or the estimated useful lives of the assets.

Depreciation and amortization is computed using the following estimated lives:

Years
Premises and improvements	5 - 30
Equipment, furniture and fixtures	3 - 10
Leasehold improvements	2 - 10

Federal Home Loan Bank stock

The Company’s subsidiary banks are members of the Federal Home Loan Bank (FHLB) system, and are required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans, or 5% of advances from FHLB. This stock is recorded at cost, which is also the redemption value.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Goodwill and core deposit intangible

The Company acquired Choice Bank in September 2006, which is discussed more fully in Note 2. The Company paid an amount in excess of the fair value of the net assets acquired, which has been recorded as goodwill and core deposit intangible. In connection with the acquisition, the Company recorded the excess of the purchase price over the estimated fair value of the assets received and liabilities assumed as goodwill pursuant to SFAS 141, Business Combinations (SFAS 141). The Company will annually review the goodwill recorded for the acquisition for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets, on October 1. Goodwill is not being amortized whereas identifiable intangible assets with finite lives are amortized over their useful lives. Pursuant to SFAS 141, the Company finalized its purchase price allocation related to the acquisition of Choice Bank during the first quarter of 2007, resulting in an adjustment to goodwill of $99. No impairments to goodwill were recognized during the year ended December 31, 2007.

In addition to goodwill, a core deposit intangible was separately recognized based on the cumulative present value benefit of acquiring deposits versus an alternative source of funding for the premium related to the core deposits of the bank acquired. The core deposit intangible is subject to amortization over its estimated useful life which is estimated to be 8 years at December 31, 2007.

Income taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, net operating losses, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Advertising costs

Advertising costs are expensed as incurred.

Stock option plans

On September 20, 2006, stockholders of the Company approved the 2006 Omnibus Equity Plan (the “2006 Plan”). The 2006 Plan authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, and performance share cash only awards. The 2006 Plan authorized the issuance of 579,810 shares of Silver State Bancorp common stock, representing the total number of shares remaining available for stock option grants under Silver State Bancorp’s 1997 Stock Option Plan, 1998 Stock Option Plan, and 2004 Stock Option Plan. With the approval of the 2006 Plan, no additional awards will be granted under the 1997, 1998 and 2004 plans. The aggregate number of shares underlying awards granted to any participant in a single year may not exceed 125,000. As of December 31, 2007, the total number of awards remaining to be granted under the 2006 Plan was 211,515.

Incentive and non-qualified stock options are granted with an exercise price equal to the closing stock price of the Company’s stock at the date of grant; those options generally vest based on four years of continuous service and have 10-year contractual terms.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Effective January 1, 2006 (the “adoption date”), the Company adopted the provisions of SFAS 123 revised 2004, or (SFAS 123R), Share-Based Payment. SFAS 123R requires compensation costs relating to share-based payment transactions to be recognized in the financial statements. Prior to the adoption of SFAS 123R, the Company accounted for stock option grants using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Other than as discussed in Note 14, no stock-based compensation was reflected in net income for the year ended December 31, 2005, as all options are required by the Plan to be granted with an exercise price equal to the fair value of the underlying common stock on the date of grant. Prior period financial statements have not been adjusted to reflect fair value of share-based compensation expense under SFAS 123R.

As disclosed in Note 14, in December 2005, the Company accelerated the vesting of 975,000 stock options with an average exercise price of $7.65 per share. The options accelerated were to the Company’s executive officers and Board of Directors. The Company’s Board of Directors voted to approve the option acceleration at a meeting held on December 14, 2005. The option acceleration was effective as of December 21, 2005. The Company’s chief executive officer (CEO) at the time participated in the discussions and voting on the option acceleration at this board meeting. On January 9, 2006, this former CEO submitted to the Company’s Board of Director’s his resignation from all positions with the Company. Shortly after the acceleration of the stock options, the former CEO exercised all of his 112,500 options with an aggregate value (measured as the market price of the common stock on the date of exercise less the exercise price multiplied by the number of options exercised) equal to approximately $1,400. If the option acceleration had not occurred in December 2005, the former CEO would have forfeited all of his 112,500 unvested stock options in accordance with the terms of the options. As a result of this modification, the Company recognized stock option expense of $1,603 in 2005 in accordance with APB 25, as interpreted by FASB Interpretation No. 44: Accounting for Certain Transactions Involving Stock Compensation (FIN 44). Also as a result of the modification of these stock options, the Company will not need to record any stock option expense under SFAS 123R. Had the Company not accelerated the vesting of stock options in December 2005, and considering subsequent forfeitures by the former CEO, the Company would have recorded total compensation expense pursuant to SFAS 123R of approximately $1,300 during the periods 2006 through 2008.

Also prior to the adoption of SFAS 123R, the Company applied the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 required the disclosure of the pro forma impact on net income and earnings per share as if the value of the options were calculated at fair value. The Company utilizes the Black-Scholes model to calculate the fair value of stock options. The Company has adopted SFAS 123R using the modified prospective method. Under the Company’s transition method, SFAS 123R applies to new awards and to awards that were outstanding on the adoption date that are subsequently modified, repurchased or cancelled. In addition, the expense recognition provision of SFAS 123R applies to options granted prior to the adoption date that were unvested at the adoption date.

For the year ended December 31, 2007 and 2006, the Company recognized $670 and $319, respectively in stock-based compensation expense for stock options and restricted stock pursuant to SFAS 123R. In addition, the Company granted 885 and 900 shares of common stock to the Board of Directors of Choice Bank in 2007 and 2006, respectively. These shares were fully vested on the date of grant. The Company recorded $16 and $22 of director’s expense for the years ended December 31, 2007 and 2006, respectively.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to the adoption date:

2005
Net income:
As reported	$15,627
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (Note 14)	1,042
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,615)

Pro forma	$14,054

Basic income per share:
As reported	$1.27
Pro forma	$1.14
Diluted income per share:
As reported	$1.19
Pro forma	$1.07

Earnings per share

Basic earnings per share (EPS) represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding options and nonvested restricted shares, and are determined using the treasury stock method.

Components used in computing EPS for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	2007	2006	2005
Net income	$24,829	$20,876	$15,627

Average number of common shares outstanding	14,401,206	13,173,918	12,353,391
Effect of dilutive options and nonvested restricted shares	383,424	576,723	799,908

Average number of dilutive shares outstanding	14,784,630	13,750,641	13,153,299

Basic EPS	$1.72	$1.58	$1.27
Diluted EPS	$1.68	$1.52	$1.19

Certain shares were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. For the year ended December 31, 2007, the Company had 319,175 options that were excluded from the computation of diluted EPS. The Company had no options that were excluded from the computation of diluted EPS for the years ended December 31, 2006 and 2005.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Off-balance-sheet instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Fair value of financial instruments

SFAS 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction at December 31, 2007 and 2006. The estimated fair value amounts for 2007 and 2006 have been measured as of their respective year-ends, and have not been reevaluated or updated for purposes of these financial statements subsequent to those dates. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be significantly different than the amounts reported at each year-end.

The information in Note 18 should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of the Company’s assets.

Due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between the Company’s disclosures and those of other companies or banks may not be meaningful.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents

The carrying amounts reported in the consolidated balance sheets for cash, amounts due from banks and federal funds sold approximate fair value.

Securities

Fair value for securities is based on quoted market prices where available or on quoted markets for similar securities in the absence of quoted prices on the specific security.

Federal Home Loan Bank stock

The Company’s subsidiary banks are members of the FHLB system and maintain an investment in capital stock of the FHLB. No ready market exists for the FHLB stock and it has no quoted market value.

Loans held for sale

Fair values are based on quoted market prices of similar loans sold to investors or current buying commitments from investors.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Loans

For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fixed rate loans accounted for approximately 2% and 4% of total loans as of December 31, 2007 and 2006, respectively. Loans are generally expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

Accrued interest receivable and payable

The carrying amounts reported in the consolidated balance sheets for accrued interest receivable and payable approximate fair value.

Deposit liabilities

The fair value disclosed for demand deposits is by definition equal to the amount payable on demand at their reporting date (that is, their carrying amount). The carrying amount for variable rate deposit accounts approximates fair value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on these deposits. Early withdrawals of fixed-rate certificates of deposit are not expected to be significant.

Securities sold under repurchase agreements and federal funds purchased

The carrying amounts reported in the consolidated balance sheets for securities sold under repurchase agreements and federal funds purchased approximate fair value.

Other borrowed funds

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

Junior subordinated debt

The carrying amounts reported in the consolidated balance sheets for junior subordinated debt approximate fair value as they are variable rate instruments.

Off-balance-sheet instruments

Fair values for the Company’s off-balance-sheet instruments (lending commitments and standby letters of credit) are based on quoted fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Current accounting developments

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 defines the threshold for recognizing the benefits of tax

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 are accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The Company has adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial statements and a cumulative adjustment was not recorded.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not early adopt this standard. In addition, we do not expect SFAS 159 will have a material impact on our financial statements since we do not intend to elect to account for certain financial instruments at fair value.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The Company is currently assessing the potential impact of SFAS 157 on its financial position, results of operations and cash flows.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. EITF 06-4 would require the Company to accrue a liability for the postretirement death benefits associated with split-dollar life insurance agreements. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial statements.

Reclassifications

Certain amounts in the balance sheet as of December 31, 2006 were reclassified to conform to the presentation adopted as of December 31, 2007. Specifically, approximately $30,000 has been reclassified from time deposits, $100 and over to other time deposits. This reclassification was made to be consistent with regulatory reporting requirements that were revised in 2007. There was no effect on total deposits, stockholders’ equity, or net income as a result of the reclassification.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Note 2.    Acquisition

Effective September 5, 2006, the Company acquired 100% of the outstanding common stock of Choice Bank (“Choice”), headquartered in Scottsdale, Arizona. At the date of acquisition, Choice became a wholly- owned subsidiary of the Company. The Stock Purchase Agreement (the “Agreement”) was entered into on March 29, 2006 and, pursuant to that Agreement, the Choice shareholders received $27.50 in cash for each share of Choice common stock for a total purchase price of $31,556. Under the terms of the agreement, 1,032,106 shares of Choice common stock were paid out. In addition, Choice stock option holders were granted the option of either converting their vested options into Company stock options or receiving cash consideration in the amount of $27.50 per option share less the exercise price. The total number of replacement options issued were 166,160 (see Note 14) for a total fair value cost of $2,772. The replacement options issued were fully vested on the date of grant.

The consolidated balance sheet and statement of income as of and for the period ended December 31, 2006, contained in the Company’s financial statements, include the total assets, liabilities, and operations of Choice for the period from September 5, 2006 to December 31, 2006. The primary purpose for the merger was to increase the Company’s presence in Arizona.

As of September 5, 2006, the following shows the condensed balance sheet amounts assigned to the assets and liabilities of Choice Bank, including all purchase adjustments at the time of acquisition:

Cash and cash equivalents	$13,613
Securities	4,425
Loans, net of allowance of $663	97,623
Goodwill and core deposit intangible	20,098
Other assets	2,379
Deposits	(103,546)
Deferred taxes	(700)
Other liabilities	(2,336)

Net assets acquired	$31,556

The merger was accounted for under the purchase method of accounting in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date, September 5, 2006, as summarized below:

Cash consideration	$28,652
Fair value of replacement options (see Note 14)	2,772
Direct costs of acquisition	132

Total purchase price and acquisition costs	31,556
Less fair value of Choice Bank net tangible assets acquired	(11,458)
Less fair value of core deposit intangible	(1,164)

Goodwill resulting from transaction	$18,934

As a result of the Choice acquisition, the Company recorded $1,164 for the core deposit intangible. The Company has determined the final value and amortization period with the assistance of an independent valuation consultant. Accumulated amortization expense on the Choice core deposit intangible is $247 as of December 31,

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

2007. The Company estimates the amortization expense for the next five years as follows: 2008: $253; 2009: $212; 2010: $172; 2011: $131; and 2012: $90.

None of the goodwill will be deductible for income tax purposes.

Pursuant to SFAS 141, the Company finalized its purchase price allocation related to the acquisition of Choice Bank during the first quarter of 2007, resulting in an adjustment to goodwill of $99.

Note 3.    Restrictions on Cash and Due from Banks

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. The total of those reserve balances was approximately $830 and $751 at December 31, 2007 and 2006, respectively.

Note 4.    Securities

Carrying amounts and fair values of securities available-for-sale at December 31 are summarized as follows:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$9,521	$57	$—	$9,578
U.S. Government-sponsored agencies	35,547	83	(9)	35,621
Mortgage-backed securities	4,331	16	(20)	4,327
Money market funds	2,085	—	(18)	2,067
Other debt securities	373	—	—	373

	$51,857	$156	$(47)	$51,966

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury securities	$9,484	$12	$—	$9,496
U.S. Government-sponsored agencies	50,158	42	(162)	50,038
Mortgage-backed securities	3,840	27	(28)	3,839
Money market funds	1,994	—	(43)	1,951

	$65,476	$81	$(233)	$65,324

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

The amortized cost and fair value of securities as of December 31, 2007 by contractual maturities are shown below. Given certain interest rate environments, some or all of these securities may be called by their issuers prior to the scheduled maturities. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
Due in one year or less	$21,832	$21,893
Due after one year through five years	25,376	25,428
Due after five years	318	318
Mortgage-backed securities	4,331	4,327

	$51,857	$51,966

Gross realized gains and losses of $31 and $0, respectively, were recorded on the sales of securities during the year ended December 31, 2007. Gross realized gains and losses of $17 and $23, respectively, were recorded on the sales of securities during the year ended December 31, 2006. Gross realized gains and losses of $7 and $13, respectively, were recorded on the sales of securities during the year ended December 31, 2005. Securities available-for-sale with a carrying amount of approximately $49,526 and $59,000 at December 31, 2007 and 2006, respectively, were pledged to secure borrowings, and for other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2007
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored agencies	$9	$9,999	$—	$—
Mortgage-backed securities	—	—	20	963
Money market funds	—	—	18	2,067

	$9	$9,999	$38	$3,030

	2006
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Government-sponsored agencies	$6	$12,473	$156	$23,708
Mortgage-backed securities	—	—	28	1,123
Money Market Funds	—	—	43	1,951

	6	12,473	227	26,782

Management evaluates securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Seven and sixteen debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost-basis at December 31, 2007 and 2006. These unrealized losses relate primarily to fluctuations in the current interest rate environment. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the Federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability and intent to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Note 5.    Loans

The composition of the Company’s net loans as of December 31 is as follows:

	2007	2006
Commercial and industrial	$139,258	$109,134
Real estate:
Commercial	261,846	206,744
Construction, land development, and other land loans	1,065,524	620,167
Single family residential	94,813	80,280
Consumer installment	4,944	5,789
Leases, net of unearned income	277	411
Less net deferred loan fees	(7,691)	(6,882)

Gross Loans	1,558,971	1,015,643
Less allowance for loan and lease losses	(19,304)	(11,200)

Net Loans	$1,539,667	$1,004,443

Information about impaired and nonaccrual loans as of and for the years ended December 31 is as follows:

	2007	2006
Impaired loans with a specific valuation allowance under SFAS 114	$16,850	$938
Impaired loans without a specific valuation allowance under SFAS 114	118,989	—

Total impaired loans	$135,839	$938

Related allowance for loan losses on impaired loans	$2,149	$149
Nonaccrual loans	$13,079	$132
Loans past due 90 days or more and still accruing interest	$—	$—
Average balance of impaired loans during the year (based on quarter-end balances)	$129,136	$926
Interest income recognized during the year on impaired loans	$10,516	$111

The Company is currently committed to lend approximately $23,821 in additional funds on these impaired loans; however, management will continue to monitor the credit quality of these loans and will only lend additional funds as warranted.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

A significant majority of the impaired loans as of December 31, 2007 relates to construction and land loans. As of December 31, 2007, $118,989 of impaired loans do not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan will not be collected as scheduled in the loan agreement. The $118,989 of impaired loans as of December 31, 2007 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements. These loans are adequately collateralized as of December 31, 2007. However, this assessment could change in the near future depending on various factors, including a decrease in the value of real estate values in southern Nevada and central Arizona.

The balance of SBA loans serviced for others was $72,209 and $62,916 at December 31, 2007 and 2006, respectively. Custodial balances maintained in connection with loan servicing, and included in other liabilities, were approximately $610 and $519 at December 31, 2007 and 2006, respectively. Information regarding servicing assets related to SBA loans at December 31 is as follows:

	2007	2006	2005
Balance, beginning	$705	$626	$468
Capitalized	387	328	413
Amortization	(275)	(249)	(255)

Balance, ending	$817	$705	$626

Note 6.    Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, are as follows:

	2007	2006	2005
Balance, beginning	$11,200	$8,314	$6,051
Acquisition (see Note 2)	—	663	—
Provision charged to operating expense	9,160	2,821	2,350
Less amounts charged-off	(1,096)	(664)	(178)
Recoveries	40	66	91

Balance, ending	$19,304	$11,200	$8,314

Note 7.    Premises and Equipment

The major classes of premises and equipment and the total accumulated depreciation and amortization as of December 31 are as follows:

	2007	2006
Land	$19,494	$12,956
Premises and improvements	18,522	16,768
Furniture and fixtures	5,394	3,822
Equipment	4,511	3,692
Leasehold improvements	2,211	275
Construction in progress	1,198	189

	51,330	37,702
Less accumulated depreciation and amortization	(8,249)	(5,669)

	$43,081	$32,033

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

The Company completed the construction of a facility during the year ended December 31, 2006 of which $219 of interest expense related to the construction was capitalized.

Note 8.    Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

The Company enters into sales of securities under agreements to repurchase which generally mature within one day. The obligations to repurchase securities sold are reported as liabilities in the accompanying consolidated balance sheets and are approximately $3,321 and $13,602 as of December 31, 2007 and 2006, respectively. The dollar amount of securities underlying the agreements remain in the asset accounts. The securities underlying the agreements are U.S. Agencies. During the year ended December 31, 2007, the average balance outstanding and interest expense recorded under these repurchase agreements was approximately $2,850 and $130, respectively, resulting in an average rate paid of 4.56%. During the year ended December 31, 2006, the average balance outstanding and interest expense recorded under these repurchase agreements was approximately $12,635 and $563, respectively, resulting in an average rate paid of 4.46%. During the year ended December 31, 2005, the average balance outstanding and interest expense recorded under these repurchase agreements was approximately $15,036 and $477 respectively, resulting in an average rate paid of 3.17%.

The Company has also entered into nine agreements with other lending institutions under which it can purchase up to approximately $90,500 of federal funds. The interest rate charged on borrowings is determined by the lending institutions at the time of borrowing. All lines are unsecured. The agreements can be terminated by the lending institutions at any time. There were $6,662 and $0 outstanding under these agreements at December 31, 2007 and 2006, respectively.

Note 9.    Income Tax Matters

The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for years before 2003. The Company has not undergone any recent examinations by the Internal Revenue Service (IRS).

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Arizona as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal and Arizona tax returns are the 2004 through 2006 tax years. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

We may from time to time be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s policy to include interest and penalties related to income taxes as a component of income tax expense did not change as a result of implementing the provisions of FIN 48.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

The cumulative tax effects of the primary temporary differences as of December 31 are shown in the following table:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$6,864	$3,950
Stock compensation expense on restricted stock and nonqualified stock options	44	30
Unrealized loss on securities available-for-sale	—	51
Accrued expenses	270	179
Fair value adjustment on loans held for sale for tax purposes	824	—
Other	270	378

Total deferred tax assets	8,272	4,588

Deferred tax liabilities:
Premises and equipment	898	964
Unrealized gain on securities available-for-sale	45	—
Core deposit intangible	327	407
Deferred loan costs	578	213
FHLB dividend	239	169
Other	283	394

Total deferred tax liabilities	2,370	2,147

Net deferred tax asset	$5,902	$2,441

At December 31, 2007 and 2006, no valuation reserve was considered necessary as management believes it is more likely than not that the deferred tax assets will be realized due to taxes paid in prior years and future operations.

The provision for income taxes charged to operations for the years ended December 31 consist of the following:

	2007	2006	2005
Current expense	$17,926	$12,319	$9,630
Deferred taxes (benefit)	(3,557)	(576)	(1,349)

	$14,369	$11,743	$8,281

The income tax provision differs from the amount of income tax determined by applying the United States federal income tax rate to pretax income for the years ended December 31, 2007, 2006 and 2005 due to the following:

	2007	2006	2005
Computed expected tax expense	$13,719	$11,417	$8,368
State income taxes, net of federal tax benefits	255	159	28
Nondeductible expenses	341	233	95
Other	54	(66)	(210)

	$14,369	$11,743	$8,281

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Note 10.    Deposits

At December 31, 2007, the scheduled maturities of time certificates are as follows:

2008	$680,601
2009	6,572
2010	1,056
2011	2,237
2012	109

$690,575

At December 31, 2007, four customer balances, which were our four largest depositors, totaling $500,243 comprised approximately 35% of total deposits. These four customer balances constitute all our brokered deposits at December 31, 2007. Of these deposits at December 31, 2007, $242,821 are interest-bearing demand deposit accounts, $38,006 are time deposits, $100 and over, and $219,416 are other time deposits. At December 31, 2006, three customer balances, which were our three largest depositors, totaling $190,308 comprised approximately 19% of total deposits. These three customer balances constitute all our brokered deposits at December 31, 2006. Of these deposits at December 31, 2006, $96,455 are interest-bearing demand deposit accounts, $63,853 are time deposits, $100 and over, and $30,000 are other time deposits.

As of December 31, 2007 and December 31, 2006 approximately $28,431 and $56,440, respectively, of the Company’s non-interest-bearing demand deposits consisted of demand accounts maintained by title insurance and qualified intermediary companies. The Company provides an analysis earnings credit for these customers, which is calculated by applying a variable crediting rate to such customers’ average monthly deposit balances, less any internal charges incurred, which are comprised of common deposit service charges. External services are then purchased on behalf of these customers based on the amount of the earnings credit. These external services, which are commonly offered in the banking industry, include courier, bookkeeping and data processing services. The expense of these external services totaled $352, $378, and $201 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in customer service expense in the accompanying consolidated statements of income.

Note 11.    Other Borrowed Funds

The Company has a line of credit available from the Federal Home Loan Bank of San Francisco (FHLB). Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the borrowing. Pursuant to collateral agreements with the FHLB, advances are collateralized by qualifying loans in the amount of $179,988 and $87,281 at December 31, 2007 and 2006, respectively. FHLB borrowings may be subject to prepayment penalties. The remaining borrowing capacity at December 31, 2007 with the FHLB was approximately $43,670. Advances at December 31 have maturity dates as follows:

Maturity Date	Interest Rate as of December 31, 2007	2007		2006
		Long Term	Short Term	Long Term	Short Term
2007		$—	$—	$10,000	$8,000
2008	3.67%-5.23%	26,600	34,000	10,000	—
2009	4.67%-5.22%	20,000	—	20,000	—
2010	4.75%	10,000	—	10,000	—

		$56,600	$34,000	$50,000	$8,000

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Note 12.    Junior Subordinated Debt

The Company has formed five statutory business trusts which exist for the exclusive purpose of issuing Cumulative Trust Preferred Securities. All of the funds raised from the issuance of these securities were passed to the Company and are reflected in the accompanying consolidated balance sheets as junior subordinated debt. Information about junior subordinated debt as of and for the years ended December 31 is as follows:

Name of Trust	Interest Rate	First Redemption Date	Maturity	2007	2006
Silver State Capital Trust II	3-month LIBOR plus 3.25%	04/24/2008	04/24/2033	$5,155	$5,155
Silver State Capital Trust III	3-month LIBOR plus 2.75%	04/07/2009	04/07/2034	5,155	5,155
Silver State Capital Trust IV	3-month LIBOR plus 1.60%	09/30/2011	09/30/2036	20,619	20,619
Silver State Capital Trust V	3-month LIBOR plus 1.62%	03/01/2012	03/01/2037	7,732	7,732
Silver State Capital Trust VI	3-month LIBOR plus 1.35%	09/15/2012	09/15/2037	30,928	—

				$69,589	$38,661

In the event of certain changes or amendments to regulatory requirements or Federal tax rules, the debt is redeemable in whole. The obligations under these instruments are fully and unconditionally guaranteed by the Company and rank subordinate and junior in right of payment to all other liabilities of the Company. The Trust preferred securities qualify as Tier I Capital for the Company, subject to certain limitations, with the excess being included in total capital for regulatory purposes.

Note 13.    Commitments and Contingencies

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Financial instruments with off-balance-sheet risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of December 31 is as follows:

	2007	2006
Commitments to extend credit	$530,857	$381,758
Standby letters of credit	2,480	5,391

	$533,337	$387,149

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, undeveloped land, residential real estate and income-producing commercial properties. As of December 31, 2007, unsecured loan commitments are approximately $36,615.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required as the Company deems necessary. As of December 31, 2007, the balance of unsecured standby letters of credit is $156. Essentially all letters of credit issued have expiration dates within four years. Upon entering into a letter of credit, the Company records the related liability at fair value pursuant to FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; thereafter, the related liability is evaluated pursuant to SFAS 5. The total liability for financial instruments with off-balance-sheet risk was approximately $141 as of December 31, 2007 and 2006.

Lease commitments

The Company leases certain premises under non-cancelable operating leases. Minimum future rental payments under these leases for each of the next five years and in the aggregate are as follows:

Year ending December 31:
2008	$1,628
2009	2,581
2010	2,505
2011	2,342
2012	2,392
Thereafter	26,819

$38,267

Rental expense from these operating leases was $1,380, $711, and $653 for the years ended December 31, 2007, 2006 and 2005, respectively.

Concentrations

The Company grants commercial, construction, real estate and consumer loans to customers through its fifteen branches located in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. The Company’s business is primarily concentrated in southern Nevada and central Arizona, and the loan portfolio includes significant credit exposure to the general economy and real estate industry of these areas. The Company’s real estate portfolio is secured by office buildings, land held for development, undeveloped land, single family homes and other real property located primarily in southern Nevada. Real estate loans accounted for approximately 91% and 89% of total loans at December 31, 2007 and 2006, respectively. Substantially all of these loans are secured by first liens with an initial loan-to-value ratio of generally not more than 75%. The Company’s policy for

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

requiring collateral is to obtain collateral whenever it is available or desirable, depending upon the degree of risk the Company is willing to take.

We have a high concentration in real estate construction and land loans. Approximately 36% and 35% of our real estate loans were classified as real estate construction loans and approximately 39% and 34% of our real estate loans were classified as land loans at December 31, 2007 and 2006, respectively. In addition, commercial real estate loans represent approximately 18% and 23% of our total real estate loans as of December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, respectively, approximately 63% and 57% of these commercial real estate loans are owner-occupied.

Approximately 3% and 4% of the Company’s loans were unsecured as of December 31, 2007 and 2006, respectively. The Company’s loans are expected to be repaid from cash flow or from proceeds from the sale of selected assets of the borrowers.

Employment Agreements

The Company entered into employment agreements with four key officers in April 2007. The agreements provide for certain cash payments as a result of termination or change in control.

Note 14.    Stock Options and Restricted Stock

The Company has adopted the 2006 Omnibus Equity Plan (See Note 1) under which options to acquire common stock of the Company may be granted to employees, officers or directors at the discretion of the Board of Directors. The Plans allow for the granting of 579,810 incentive and non-qualifying stock options as those terms are defined in the Internal Revenue Code.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model that uses the weighted average assumptions noted in the following table. The Company estimates the expected life of each stock option on historical and expected behavior of the Company’s employees. The volatility estimate is based on the historical volatility of the Company’s stock using a period equal to the expected life of the option. The risk-free rate is based on the yield on a zero coupon U.S. Treasury bond with a maturity equal to the expected life of the option. The dividend yield is estimated to be zero based on the Company’s current intention not to issue dividends for the foreseeable future.

	2007	2006 Replacement Options	2006	2005
Risk free interest rate	4.62%	4.80%	4.61%	3.09%
Dividend yield	0%	0%	0%	0%
Expected life	4 years	2 years	4 years	4 years
Volatility	48%	52%	49%	23%
Fair value per optional share	$9.58	$17.26	$9.68	$2.69

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

A summary of stock option activity during the year ended December 31, 2007 is as follows:

	Shares	Weighted-average exercise price
Outstanding options, beginning of year	999,070	$10.22
Granted	150,800	22.40
Exercised	(210,797)	7.20
Forfeited	(61,220)	20.27

Outstanding options, end of year	877,853	12.34

Options exercisable, end of year	574,447	$8.34

Other than the replacement options granted (see Note 2), all stock options granted under the Plans expire 10 years after the date of grant and vest 25% per year over four years. In December 2005, the Company accelerated the vesting on 975,000 stock options. As a result of this modification, the Company recognized stock option expense of $1,603 in 2005 in accordance with APB 25. Also, as a result, the Company is not required to record any stock option expense under SFAS 123R related to these modified options.

The weighted average remaining contractual term of outstanding options as of December 31, 2007 was 7 years, with an aggregate intrinsic value of $1,549. The weighted average remaining contractual term of options exercisable at December 31, 2007 was 6 years, with an aggregate intrinsic value of $3,308.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $2,233. The aggregate fair value of options vested during the year was $482.

The Company granted 8,800 restricted stock awards in 2007 that vest at the end of four years.

A summary of nonvested shares of restricted stock activity during the year ended December 31, 2007 is as follows:

	Shares	Weighted-average grant date fair value
Nonvested, beginning of year	—	$—
Granted	8,800	25.81
Vested	—	—
Forfeited	(500)	26.00

Nonvested, end of year	8,300	$25.80

As of December 31, 2007, there was $1,878 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation will be recognized over a weighted average period of approximately 2 years.

Note 15.    Regulatory Capital Requirements

Federal and banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. The Company (on a consolidated basis) and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

undertaken, could have a direct material effect on the Company’s and the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes the Company and the Banks meet all capital adequacy requirements to which they are subject as of December 31, 2007.

As of December 31, 2007, the most recent notification from the federal banking agencies categorized the Company and Banks as well-capitalized as defined by the banking agencies. To be categorized as well-capitalized and adequately capitalized, the Company and the Banks must maintain total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table below. As of December 31, 2007, the Company and the Banks meet the regulatory guidelines to be categorized as well-capitalized.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

The actual capital amounts and ratios for the Banks and the Company as of December 31 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Company	$224,733	12.5%	$144,116	8.0%	$180,145	10.0%
Silver State Bank	$182,114	11.3%	$128,609	8.0%	$160,761	10.0%
Choice Bank	$22,000	11.0%	$16,055	8.0%	$20,069	10.0%
Tier I Capital (to Risk Weighted Assets)
Company	$190,301	10.6%	$72,058	4.0%	$108,087	6.0%
Silver State Bank	$164,954	10.3%	$64,305	4.0%	$96,457	6.0%
Choice Bank	$19,714	9.8%	$8,028	4.0%	$12,041	6.0%
Tier I Capital (to Average Assets)
Company	$190,301	11.0%	$69,278	4.0%	$86,598	5.0%
Silver State Bank	$164,954	10.9%	$60,274	4.0%	$75,342	5.0%
Choice Bank	$19,714	8.5%	$9,252	4.0%	$11,565	5.0%

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Company	$135,509	11.6%	$93,510	8.0%	$116,888	10.0%
Silver State Bank	$112,106	10.7%	$84,027	8.0%	$105,034	10.0%
Choice Bank	$12,357	10.4%	$9,459	8.0%	$11,824	10.0%
Tier I Capital (to Risk Weighted Assets)
Company	$122,235	10.5%	$46,755	4.0%	$70,133	6.0%
Silver State Bank	$101,615	9.7%	$42,014	4.0%	$63,020	6.0%
Choice Bank	$11,507	9.7%	$4,730	4.0%	$7,094	6.0%
Tier I Capital (to Average Assets)
Company	$122,235	10.5%	$46,427	4.0%	$58,033	5.0%
Silver State Bank	$101,615	9.9%	$40,896	4.0%	$51,119	5.0%
Choice Bank	$11,507	8.4%	$5,452	4.0%	$6,815	5.0%

Additionally, the State of Nevada banking regulations restrict the distribution of the net assets of Silver State Bank because such regulations require the sum of the Bank’s stockholder’s equity and allowance for loan losses to be at least 6% of the average of the Bank’s total daily deposit liabilities for the preceding 60 days. As a result of these regulations, approximately $74,868 of Silver State Bank’s stockholder’s equity was restricted as of December 31, 2007.

Note 16.    Employee Benefit Plans

401(k) plan

The Company provides a 401(k) plan which covers substantially all of the Company’s employees who are eligible based upon age and length of service. A participant may elect to make contributions between 1 percent and 60 percent of the participant’s eligible compensation, up to the annual IRS dollar limit. The Company makes matching contributions at management’s discretion. The Company approved matching contributions of approximately $442, $448, and $282 for the years ended December 31, 2007, 2006 and 2005, respectively.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Life insurance

The Bank has purchased life insurance on certain key officers under a split dollar plan, whereby the Bank owns the cash surrender value and the officers’ beneficiaries share in death benefits. Total cash surrender value was approximately $893 and $858 at December 31, 2007 and 2006, respectively, and is included in other assets on the accompanying consolidated balance sheets.

Note 17.    Loans and Other Transactions with Related Parties

Shareholders of the Company, officers and directors, including their families and companies of which they are principal owners, are considered to be related parties. These related parties were loan customers of, and had other transactions with, the Company in the ordinary course of business. In management’s opinion, these loans and transactions were on the same terms as those for comparable loans and transactions with unrelated parties.

Loan transactions

In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates. Annual activity consisted of the following:

	2007	2006
Balance, beginning	$25,248	$21,003
New loans	23,978	32,069
Repayments	(19,692)	(27,824)

Balance, ending	$29,534	$25,248

Total undisbursed loan commitments outstanding with related parties total approximately $13,498 and $6,292 at December 31, 2007 and 2006, respectively.

None of the loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified loans at December 31, 2007 and 2006.

Other transactions

The Company receives various services and equipment from a non-director/non-executive related party including for office supplies, computer equipment, software, computer supplies, and other equipment expenses. The total payments made for these services and equipment were approximately $612, $1,103, and $1,256 for the years ended December 31, 2007, 2006 and 2005 respectively.

The Company engages in contracts with a related party as the general contractor for the construction of bank office buildings. The total payments under these contracts were approximately $2,178, $1,030, and $5,100, respectively for the years in 2007, 2006 and 2005. The Company has entered into a contract in the amount of approximately $827 with this related party as of December 31, 2007. Of this contract, $597 is included in construction in progress at December 31, 2007 with an estimated completion date in 2008. An additional $336 paid to this related party is included in construction in progress at December 31, 2007 for work at future branch locations which currently do not yet have executed contracts.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Deposits for related parties held by the Banks at December 31, 2007 and 2006 amounted to $49,397 and $45,759, respectively.

Note 18.    Fair Value of Financial Instruments

The carrying amount and estimated fair value of the Company’s financial instruments at December 31 is as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$13,838	$13,838	$35,479	$35,479
Securities available for sale	51,966	51,966	65,324	65,324
Federal Home Loan Bank stock	5,469	5,469	3,382	3,382
Loans held for sale	68,868	72,241	34,053	35,473
Loans, net	1,539,667	1,539,364	1,004,443	1,003,330
Accrued interest receivable	9,874	9,874	7,236	7,236

Financial Liabilities:
Deposits	1,426,504	1,428,100	986,271	987,897
Accrued interest payable	4,267	4,267	1,530	1,530
Securities sold under repurchase agreements and federal funds purchased	9,983	9,983	13,602	13,602
Other borrowed funds	90,600	91,014	58,000	57,328
Junior subordinated debt	69,589	69,589	38,661	38,661

Interest rate risk

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Also, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Fair value of commitments

The estimated fair value of fee income on letters of credit at December 31, 2007 and 2006 is insignificant. Loan commitments on which committed fixed interest rates are less than the current market rate are also insignificant at December 31, 2007 and 2006.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Note 19.    Segment Reporting

The Company manages its core bank operations and prepares management reports with a primary focus on each banking subsidiary. The accounting policies of the segments are consistent with those described in Note 1. The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest income to assess the performance of the segments and make decisions about resources to be allocated to the segment. The Company does not have operating segments other than those reported. Parent company information is included in the other category, and is deemed to represent an overhead function rather than an operating segment.

The Company does not have a single external customer from which it derives 10 percent or more of its revenues.

There are no significant transactions between operating segments other than federal funds transactions and transfers of loan participations at par value with no gain or loss.

The following is a summary of selected operating segment information as of and for the years ended December 31, 2007, 2006 and 2005:

	Silver State Bank	Choice Bank of Arizona	All Other	Intersegment Eliminations	Consolidated Company
2007:
Assets	$1,529,628	$264,641	$22,953	$(53,039)	$1,764,183
Gross Loans and deferred fees	1,355,556	203,415	—	—	1,558,971
Less: Allowance for loan losses	(17,035)	(2,269)	—	—	(19,304)

Net Loans	1,338,521	201,146	—	—	1,539,667

Deposits	1,229,811	215,239	—	(18,546)	1,426,504
Stockholders’ equity	165,031	39,466	(46,880)	—	157,617

Net interest income (loss)	$75,292	$9,961	$(3,823)	$—	$81,430
Provision for loan losses	7,725	1,435	—	—	9,160

Net interest income (loss) after provision for loan losses	67,567	8,526	(3,823)	—	72,270
Non-interest income	6,620	1,727	61	—	8,408
Non-interest expense	32,848	7,566	1,066	—	41,480

Income (loss) before income taxes	41,339	2,687	(4,828)	—	39,198
Income tax expense (benefit)	14,915	930	(1,476)	—	14,369

Net income (loss)	$26,424	$1,757	$(3,352)	$—	$24,829

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

	Silver State Bank	Choice Bank of Arizona	All Other	Intersegment Eliminations	Consolidated Company
2006:
Assets	$1,042,186	$165,332	$9,008	$(7,008)	$1,209,518
Gross Loans and deferred fees	892,013	123,630	—	—	1,015,643
Less: Allowance for loan losses	(10,366)	(834)	—	—	(11,200)

Net Loans	881,647	122,796	—	—	1,004,443

Deposits	863,838	129,441	—	(7,008)	986,271
Stockholders’ equity	101,511	31,571	(26,454)	—	106,628

Net interest income (loss)	$57,629	$1,586	$(1,865)	$—	$57,350
Provision for loan losses	2,650	171	—	—	2,821

Net interest income (loss) after provision for loan losses	54,979	1,415	(1,865)	—	54,529
Non-interest income	5,468	421	28	—	5,917
Non-interest expense	25,275	1,898	654	—	27,827

Income (loss) before income taxes	35,172	(62)	(2,491)	—	32,619
Income tax expense (benefit)	12,659	(23)	(893)	—	11,743

Net income (loss)	$22,513	$(39)	$(1,598)	$—	$20,876

	Silver State Bank	All Other	Intersegment Eliminations	Consolidated Company
2005:
Assets	$804,912	$2,569	$(1,184)	$806,297
Gross Loans and deferred fees	646,179	—	—	646,179
Less: Allowance for loan losses	(8,314)	—	—	(8,314)

Net Loans	637,865	—	—	637,865

Deposits	646,649	—	(1,184)	645,465
Stockholders’ equity	78,299	(14,605)	—	63,694

Net interest income (loss)	$42,427	$(1,102)	$—	$41,325
Provision for loan losses	2,350	—	—	2,350

Net interest income (loss) after provision for loan losses	40,077	(1,102)	—	38,975
Non-interest income	4,779	—	—	4,779
Non-interest expense	19,768	78	—	19,846

Income (loss) before income taxes	25,088	(1,180)	—	23,908
Income tax expense (benefit)	8,669	(388)	—	8,281

Net income (loss)	$16,419	$(792)	$—	$15,627

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Note 20.    Condensed Financial Statements of Parent Company

Balance Sheets

December 31, 2007 and 2006

	2007	2006
Cash and cash equivalents	$18,546	$7,008
Investment in consolidated subsidiaries	204,497	133,082
Other assets	4,407	5,792

Total assets	$227,450	$145,882

Accrued interest payable and other liabilities	$244	$593
Junior subordinated debt	69,589	38,661

Total liabilities	69,833	39,254
Stockholders’ equity	157,617	106,628

Total liabilities and stockholders’ equity	$227,450	$145,882

Statements of Income

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Interest income	$13	$10	$21
Interest expense on junior subordinated debt and other borrowings	3,835	1,876	1,123

Net interest expense	(3,822)	(1,866)	(1,102)

Other income:
Income from consolidated subsidiaries	28,181	22,474	16,419
Miscellaneous income	61	29	—

Total other income	28,242	22,503	16,419

Operating expenses	(1,066)	(654)	(78)

Income before income tax benefit	23,354	19,983	15,239
Income tax benefit	1,475	893	388

Net income	$24,829	$20,876	$15,627

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Statements of Cash Flows

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$24,829	$20,876	$15,627
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net undistributed earnings of consolidated subsidiaries	(28,181)	(22,474)	(16,419)
Depreciation and amortization	24	33	33
Tax benefit related to the exercise of stock options	—	—	873
Reissuance of treasury stock	—	100	—
(Increase) decrease in other assets	2,289	996	(120)
Decrease in accrued liabilities and other liabilities	(732)	(3,357)	(40)

Net cash used in operating activities	(1,771)	(3,826)	(46)

Cash Flows from Investing Activities:
Investment in subsidiaries	(42,000)	—	(5,000)
Cash paid for acquistion, net	—	(28,784)	—

Net cash used in investing activities	(42,000)	(28,784)	(5,000)

Cash Flows from Financing Activities:
Proceeds from issuance of junior subordinated debt	30,000	27,500	—
Repayment of advances from junior subordinated debt	—	(7,500)	—
Proceeds from stock issuance	25,470	10,682	—
Purchase of treasury stock	(2,063)	—	—
Stock options redeemed	—	(356)	—
Excess tax benefit related to option exercises	384	3,529	2,365
Proceeds from exercise of stock options	1,518	4,579	—

Net cash provided by financing activities	55,309	38,434	2,365

Increase (decrease) in cash and cash equivalents	11,538	5,824	(2,681)
Cash and cash equivalents, beginning of year	7,008	1,184	3,865

Cash and cash equivalents, end of year	$18,546	$7,008	$1,184

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Note 21.    Quarterly Data (Unaudited)

	Years Ended December 31,
	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$39,237	$38,797	$34,343	$29,397	$27,346	$23,773	$20,483	$18,304
Interest expense	17,251	16,387	14,383	12,323	10,582	9,216	6,865	5,893

Net interest income	21,986	22,410	19,960	17,074	16,764	14,557	13,618	12,411
Provision for loan losses	(3,550)	(2,420)	(1,860)	(1,330)	(804)	(817)	(600)	(600)

Net interest income after provision for loan losses	18,436	19,990	18,100	15,744	15,960	13,740	13,018	11,811
Non-interest income	1,914	1,946	1,874	2,674	1,875	1,736	934	1,372
Non-interest expense	(11,435)	(10,451)	(10,163)	(9,431)	(8,679)	(6,762)	(6,070)	(6,316)

Income before income taxes	8,915	11,485	9,811	8,987	9,156	8,714	7,882	6,867
Provision for income taxes	(3,054)	(4,275)	(3,641)	(3,399)	(3,479)	(3,071)	(2,769)	(2,424)

Net income	$5,861	$7,210	$6,170	$5,588	$5,677	$5,643	$5,113	$4,443

Basic	$0.38	$0.49	$0.45	$0.41	$0.42	$0.42	$0.39	$0.35

Diluted	$0.38	$0.47	$0.44	$0.39	$0.40	$0.40	$0.37	$0.34

Note 22.    Initial Public Offering

In July 2007, the Company issued 1,500,000 shares of its $.001 par value common stock in an underwritten public offering at a price to the public of $20.00 per share. The proceeds after discounts, commissions, and other costs totaling approximately $4,530 were $25,470.

Note 23.    Stockholders’ Equity

On January 24, 2007, the shareholders of Silver State Bancorp approved an amendment to the Articles of Incorporation, increasing the authorized number of common shares from 20,000,000 to 60,000,000 and creating a new class of preferred stock in the amount of 10,000,000 shares. All shares of stock have a par value of .001 cents.

Common stock and additional paid-in capital as of December 31, 2006 and 2005 have been adjusted to reflect the change in par value of common stock from .10 to .001 cents.

Silver State Bancorp and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except per share information)

Note 24.    Subsequent Events

The Company granted 6,000 shares of restricted stock and 198,500 incentive stock options in February 2008.

In January 2008, the Company entered into agreements for a 15 year lease and a 20 year lease related to future branch locations. Minimum future lease payments under these leases will be approximately $3,602 and $4,598, respectively and commence in 2009.

In February 2008, the Company adopted a new Omnibus Equity Plan, pending shareholding approval in April 2008. The proposed plan will allow for the granting of 750,000 stock-based awards.

In February 2008, the Company entered into an agreement for a 20 year lease related to a future branch location. Minimum future lease payments under this lease will be approximately $4,455 and commence in 2009.

In February 2008, the Company entered into a contract in the amount of approximately $2,640 with a related party as the general contractor for the construction of a future bank office building.

In February 2008, the Company received approval from the FDIC to merge its Choice Bank subsidiary into its Silver State Bank subsidiary. The merger is expected to be completed in April 2008.