Form 10-Q
period 2008-03-31
Silver State Bancorp
filed 2008-05-15
CIK 1362719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Small Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding: 15,135,765 shares as of April 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Silver State Bancorp and Subsidiaries

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(Dollars in thousands)

(UNAUDITED)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$19,572	$13,838
Federal funds sold	65,138	—

Total cash and cash equivalents	84,710	13,838
Securities available-for-sale	52,704	51,966
Federal Home Loan Bank stock, at cost	5,875	5,469
Loans held for sale	91,185	68,868
Loans, net of allowance for losses of $40,651 and $19,304, respectively	1,586,687	1,539,667
Premises and equipment, net	44,462	43,081
Accrued interest receivable	9,064	9,874
Deferred taxes, net	13,534	5,902
Other real estate owned	1,249	110
Goodwill	18,835	18,835
Intangible asset, net of amortization of $314 and $247, respectively	850	917
Prepaids and other assets	6,056	5,656

Total assets	$1,915,211	$1,764,183

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$142,145	$177,084
Interest-bearing:
Checking	531,848	535,902
Savings	23,427	22,943
Time, $100 and over	283,476	256,392
Other time	591,186	434,183

Total deposits	1,572,082	1,426,504
Accrued interest payable and other liabilities	11,506	9,890
Federal funds purchased and securities sold under repurchase agreements	2,339	9,983
Federal Home Loan Bank advances and other borrowings:
Short-term borrowings	64,000	34,000
Long-term borrowings	53,600	56,600
Junior subordinated debt	69,589	69,589

Total liabilities	1,773,116	1,606,566

Stockholders’ Equity
Preferred stock, par value of .001 cents; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of .001 cents; 60,000,000 shares authorized; shares issued 2008: 15,955,098; 2007: 15,944,154; shares outstanding 2008: 15,135,765; 2007: 15,271,421	16	16
Additional paid-in capital	80,001	79,721
Retained earnings	67,500	81,974
Accumulated other comprehensive income	244	64

	147,761	161,775
Less cost of treasury stock, 2008: 819,333 shares, 2007: 672,733 shares	(5,666)	(4,158)

Total stockholders’ equity	142,095	157,617

Total liabilities and stockholders’ equity	$1,915,211	$1,764,183

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2008 and 2007

(Dollars in thousands, except per share information)

(UNAUDITED)

	Three months ended March 31,
	2008	2007
Interest and dividend income on:
Loans, including fees	$34,913	$28,433
Securities, taxable	645	693
Dividends on FHLB stock	71	59
Federal funds sold and other	124	212

Total interest income	35,753	29,397

Interest expense on:
Deposits	14,360	10,767
Federal funds purchased and securities sold under repurchase agreements	92	154
Short-term borrowings	639	165
Long-term borrowings	663	571
Junior subordinated debt	1,068	666

Total interest expense	16,822	12,323

Net interest income	18,931	17,074
Provision for loan losses	31,000	1,330

Net interest income (loss) after provision for loan losses	(12,069)	15,744

Other income:
Gain on sale of loans	1,245	1,831
Net realized gain on sales of available-for-sale securities	52	31
Service charges on deposit accounts	265	199
Loan servicing fees, net of amortization	67	189
Other income	337	424
Gain on disposal of other assets	3	—

	1,969	2,674

Non-interest expense:
Salaries, wages and employee benefits	7,367	5,830
Occupancy	1,157	716
Depreciation and amortization	772	592
Insurance	314	69
Professional fees	930	851
Advertising, public relations and business development	313	225
Customer service expense	92	87
Loss on other real estate owned	16	182
Other	1,359	879

	12,320	9,431

Income (loss) before income taxes	(22,420)	8,987
Income taxes (benefit)	(7,999)	3,399

Net income (loss)	$(14,421)	$5,588

Comprehensive income (loss)	$(14,241)	$5,612

Basic income (loss) per common share	$(0.95)	$0.41

Diluted income (loss) per common share	$(0.95)	$0.39

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007

(Dollars in thousands)

(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(14,421)	$5,588
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sales of securities	(52)	(31)
Gain on disposal of other assets	(3)	—
Loss on other real estate owned transactions	16	182
Depreciation and amortization	772	592
Net amortization of securities premiums and discounts	31	—
Provision for loan losses	31,000	1,330
Stock-based compensation expense	222	102
Change in deferred taxes	(7,716)	—
Increase in loans held for sale, net	(22,333)	(28,560)
(Increase) decrease in accrued interest receivable and other assets	380	(1,689)
Increase in accrued interest payable and other liabilities	1,621	4,226

Net cash used in operating activities	(10,483)	(18,260)

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(21,339)	(3,132)
Proceeds from maturities of securities available-for-sale	16,038	6,681
Proceeds from sales of securities available-for-sale	5,254	4,306
Net decrease in money market funds	(384)	(30)
Purchase of Federal Home Loan Bank stock	(406)	(854)
Net increase in loans	(79,268)	(152,938)
Purchase of premises and equipment	(2,080)	(771)
Cash received for other real estate owned	82	455

Net cash used in investing activities	(82,103)	(146,283)

Cash Flows from Financing Activities
Net increase in deposits	145,578	164,955
Net increase in other borrowed funds, federal funds purchased and securities sold under repurchase agreements	19,356	313
Purchase of treasury stock	(1,508)	—
Proceeds from exercise of stock options	32	57

Net cash provided by financing activities	163,458	165,325

Increase in cash and cash equivalents	70,872	782
Cash and cash equivalents, beginning	13,838	35,479

Cash and cash equivalents, ending	$84,710	$36,261

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 1. Nature of Banking Activities and Summary of Significant Accounting Policies

Nature of banking activities

Silver State Bancorp, or the Company, is a bank holding company headquartered in Henderson, Nevada. As of March 31, 2008, the Company had two wholly-owned consolidated subsidiaries, Silver State Bank and Choice Bank, or the Banks. Silver State Bank, a Nevada State chartered bank, provides a full range of commercial and consumer banking products through thirteen branches located in the Las Vegas, Nevada metropolitan area. On September 5, 2006, the Company acquired a second subsidiary, Choice Bank, which, as of March 31, 2008, had three full-service branches in the greater Phoenix/Scottsdale, Arizona area. Effective April 1, 2008, Choice Bank merged with and into Silver State Bank. The Company also operates loan production offices in Nevada, California, Washington, Oregon, Utah, Colorado and Florida. The Company’s business is concentrated in southern Nevada and central Arizona and is subject to the general economic conditions of these areas. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, or GAAP, and general industry practice.

Basis of financial statement presentation and accounting estimates

In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the evaluation of goodwill for impairment.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Silver State Bancorp and its wholly-owned consolidated subsidiaries, Silver State Bank and Choice Bank as of March 31, 2008. Certain trust subsidiaries (see Note 12 of the audited financial statements for the fiscal year ended December 31, 2007) do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, as amended. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2008 and 2007 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 1. Nature of Banking Activities and Summary of Significant Accounting Policies (continued)

Earnings (loss) per share

Basic earnings (loss) per share (EPS) represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued as well as any adjustment to income that would result from assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding options and nonvested restricted shares, and are determined using the treasury stock method. Diluted loss per share for the quarter ended March 31, 2008 was based only on the weighted-average number of shares outstanding during the period, as the inclusion of any common stock equivalents would have been anti-dilutive.

Components used in computing EPS for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(14,421)	$5,588

Average number of common shares outstanding	15,210,741	13,696,855
Effect of dilutive options	—	473,614

Average number of dilutive shares outstanding	15,210,741	14,170,469

Basic income (loss) per common share	$(0.95)	$0.41
Diluted income (loss) per common share	$(0.95)	$0.39

Repurchase Program

For the quarter ended March 31, 2008, the Company repurchased 146,600 shares of common stock on the open market with a weighted average price of $10.29 per share under an approved stock repurchase program authorizing the Company to initially repurchase up to 764,415 shares of its outstanding common stock. The Company has the authority to repurchase the remaining 482,415 shares.

Current accounting developments

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities –Including an Amendment of FASB Statement No. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008. Upon adoption, the Company did not elect the fair value option for eligible items that existed at January 1, 2008 and as such, the impact of adopting such standard is not material.

In September 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires the application of the provisions of SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, to endorsement split-dollar life insurance arrangements. EITF 06-4 would require the Company to accrue a liability for the postretirement death benefits associated with split-dollar life insurance agreements. An endorsement-type arrangement generally exists when the Company owns and controls all incidents of ownership of the underlying policies. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 did not have a material impact on the financial statements. At January 1, 2008 a cumulative effect adjustment was recorded to retained earnings in the amount of $55. There was no impact to earnings (loss) per share.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 2. Loans

The composition of the Company’s net loans as of March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
Commercial and industrial	$146,795	$139,258
Real estate:
Commercial	256,868	261,846
Construction, land development, and other land loans	1,120,443	1,065,524
Single family residential	104,102	94,813
Consumer installment	5,018	4,944
Leases, net of unearned income	258	277
Less net deferred loan fees	(6,146)	(7,691)

Gross Loans	1,627,338	1,558,971
Less allowance for loan and lease losses	(40,651)	(19,304)

Net Loans	$1,586,687	$1,539,667

Information about impaired and nonaccrual loans as of March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
Impaired loans with a specific valuation allowance under SFAS 114	$61,325	$16,850
Impaired loans without a specific valuation allowance under SFAS 114	205,378	118,989

Total impaired loans	$266,703	$135,839

Related allowance for loan losses on impaired loans	$11,658	$2,149
Nonaccrual loans	$77,951	$13,079
Loans past due 90 days or more and still accruing interest	$—	$—
Average balance of impaired loans during the period	$302,847	$129,136
Interest income recognized during the period on impaired loans	$5,025	$10,516

The Company is currently committed to lend approximately $60,229 in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Company is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. Of the $60,229 in committed funds on impaired loans, $10,919 is applicable to nonaccrual loans. The Company will continue to monitor its portfolio on a regular basis and will lend additional funds as warranted on these impaired loans.

Approximately 62% of the impaired loans as of March 31, 2008 relates to residential construction and land loans. As of March 31, 2008, $205,378 of impaired loans do not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $205,378 of impaired loans without a specific valuation allowance as of March 31, 2008 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.

The Company experienced significant declines in the current valuations for real estate collateral supporting portions of its loan portfolio, specifically residential construction and residential land loans, late in the first quarter of 2008, and continuing through May 2008, as reflected in recently received appraisals. As a result, a qualitative adjustment was recorded to the allowance for loan losses as of March 31, 2008, in the amount of approximately $6,000 for impaired loans for which updated appraisals have not yet been received. Currently, $188.0 million, or approximately 71%, of impaired loans have recent appraisals. If real estate values continue to decline and as updated appraisals are received, the Company may have to increase its allowance for loan losses appropriately.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 2. Loans (continued)

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007, are as follows:

	Three Months Ended March 31,
	2008	2007
Balance, beginning	$19,304	$11,200
Provision charged to operating expense	31,000	1,330
Less amounts charged off	(9,656)	(1)
Recoveries	3	1

Balance, ending	$40,651	$12,530

Note 3. Deposits

At March 31, 2008, four customer balances, which were our four largest depositors, totaling $674,145 comprised approximately 43% of total deposits. At December 31, 2007, these same four customer balances, which were also our four largest depositors, totaling $500,243 comprised approximately 35% of total deposits. These customer balances constitute all our brokered deposits at March 31, 2008 and December 31, 2007. Of these deposits at March 31, 2008 and December 31, 2007, $260,401 and $242,821, respectively, are interest-bearing demand deposit accounts, $62,173 and $38,006, respectively, are time deposits, $100 and over, and $351,571 and $219,416, respectively are other time deposits.

As of March 31, 2008 and December 31, 2007 approximately $16,837 and $28,431, respectively, of the Company’s non-interest-bearing demand deposits consisted of demand accounts maintained by title insurance and qualified intermediary companies.

Note 4. Other Borrowed Funds

The Company has a line of credit available from the Federal Home Loan Bank of San Francisco (FHLB). Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the borrowing. The remaining borrowing capacity at March 31, 2008 with the FHLB was approximately $984. Advances at March 31 have maturity dates as follows:

Maturity Date	Interest Rates as of March 31, 2008	Long-Term	Short-Term
2008	2.99%-5.23%	$16,600	$64,000
2009	3.75%-5.22%	27,000	—
2010	4.75%	10,000	—

		$53,600	$64,000

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 5. Commitments and Contingencies

Contingencies

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

We previously were named as a defendant in one such lawsuit and, by agreement of the plaintiff, were dismissed from the lawsuit without prejudice. We were also named in two other complaints (along with several other defendants) alleging conversion, breach of fiduciary duty, negligence, fraud and civil RICO claims. More than a year has elapsed since the filing of those complaints, and they have not been served on Silver State Bank.

Silver State Bank was also recently named, along with 41 other named defendants, as a defendant in a consolidated litigation pending before the Nevada District Court, Clark County (P&D Kelesis, LLC et al. v. Southwest Exchange, et al., Case No. A535439), claiming causes of action for conversion and negligence per se against the Bank. The plaintiffs purported to serve Silver State Bank with this complaint on February 7, 2008. The amount claimed in this consolidated lawsuit is approximately $12.7 million. On April 11, 2008, the plaintiffs served the Bank with an amended complaint, claiming causes of action for breach of fiduciary duty, conversation, negligence per se, unjust enrichment, and Breach of Uniform Fiduciaries Act. On May 2, 2008, some, but not all, additional claimants joined in the Amended Claims (the “Albrittons’ Claims”). The Albrittons’ Claims total $8.0 million, bringing total claims against Silver State Bank related to this matter to approximately $20.7 million. The Bank filed a motion to dismiss the complaint (or in the alternative, for summary judgment) which was denied by the court to allow the plaintiffs additional time for discovery. After the period for discovery, the plaintiffs may amend the complaint and we may file new motions for dismissal or summary judgment.

We believe the allegations against us in these lawsuits are without merit and we intend to vigorously defend these and any other future lawsuits pertaining to this matter. However, if we are not dismissed from these lawsuits or are included in other litigation regarding Southwest Exchange, our employees, officers and directors may be required to expend substantial amounts of time in connection with such litigations which will prevent them from concentrating on our normal business. In addition, we may be required to spend substantial sums on legal representation in connection with any such litigation until the claims are dismissed.

The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Financial instruments with off-balance-sheet risk

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of March 31 is as follows:

	March 31, 2008	December 31, 2007
Commitments to extend credit	$472,080	$530,857
Standby letters of credit	3,063	2,480

	$475,143	$533,337

Concentrations

The Company’s loan portfolio has a high concentration in real estate loans, specifically construction and land loans. At March 31, 2008, approximately 11% of real estate loans were classified as residential construction loans, approximately 25% of real estate loans were classified as commercial construction loans, approximately 21% were classified as residential land loans, and approximately 19% were classified as commercial land loans. In addition, commercial real estate loans represent approximately 17% and single family residential loans represent approximately 7% of total real estate loans as of March 31, 2008. Approximately 64% of these commercial real estate loans are owner-occupied.

Note 6. Stock Options and Restricted Stock

The Company’s 2006 Omnibus Equity Plan is discussed in Note 14 of the audited financial statements for the fiscal year ended December 31, 2007.

In January 2008, the Company adopted a new Omnibus Equity Plan, which was approved at the Annual Meeting of Shareholders in April 2008. The 2008 Omnibus Plan allows for the granting of 750,000 stock-based awards.

During the three months ended March 31, 2008, the Company granted 151,500 incentive stock options and 6,000 shares of restricted stock to various employees and granted 47,000 incentive stock options to key officers. The options had a weighted average exercise price of $12.50. All of the incentive stock options vest at 25% per year. The restricted stock vests 100% after 4 years. The total expense to be recognized on these stock based awards granted during the three months ended March 31, 2008 is approximately $811, and will be recorded over the vesting period. During the three months ended March 31, 2008, 5,194 stock options were exercised, and 19,100 options and 250 shares of restricted stock were forfeited. These exercised and forfeited options had a weighted average exercise price of $6.07 and $21.78, respectively.

As of March 31, 2008, there was $2,383 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation will be recognized over a weighted average period of approximately 2 years.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 7. Regulatory Capital Requirements

To be categorized as well-capitalized, the Company and the Banks must maintain Total Risk Based, Tier I Risk Based and Tier I Leverage ratios as set forth in the table below. As of March 31, 2008, the Company and the Banks meet the regulatory guidelines to be categorized as well-capitalized for all regulatory purposes.

The actual capital amounts and ratios for the Banks and the Company as of March 31, 2008 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total Capital (to Risk Weighted Assets)
Company	$213,254	11.4%	$149,618	8.0%	$187,023	10.0%
Silver State Bank	$172,943	10.5%	$132,038	8.0%	$165,047	10.0%
Choice Bank	$22,678	10.4%	$17,512	8.0%	$21,890	10.0%
Tier I Capital (to Risk Weighted Assets)
Company	$169,443	9.1%	$74,809	4.0%	$112,214	6.0%
Silver State Bank	$152,109	9.2%	$66,019	4.0%	$99,028	6.0%
Choice Bank	$19,930	9.1%	$8,756	4.0%	$13,134	6.0%
Tier I Capital (to Average Assets)
Company	$169,443	9.3%	$72,559	4.0%	$90,699	5.0%
Silver State Bank	$152,109	9.6%	$63,199	4.0%	$78,999	5.0%
Choice Bank	$19,930	7.4%	$10,733	4.0%	$13,417	5.0%

Note 8. Fair Value Accounting

Effective January 1, 2008, the Company partially adopted SFAS 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. SFAS 157 was issued to increase consistency and comparability in reporting fair values. In February 2008, the Financial Accounting Standards Board issued Staff Position No. FAS 157-2, or FSP 157-2, which delays the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The delay is intended to allow additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. The Company has elected to apply the deferral provisions in FSP 157-2 and therefore has only partially applied the provisions of SFAS 157. The Company’s adoption of SFAS 157 did not have a material impact on the Company’s financial condition or results of operations.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•

Level 1: Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•	Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

•

Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 8. Fair Value Accounting (continued)

The Company has not adopted the provisions of SFAS 157 with respect to certain nonfinancial assets, such as other real estate owned. The Company will fully adopt SFAS 157 with respect to such items effective January 1, 2009. The Company does not believe that such adoption will have a material impact on the consolidated financial statements, but will result in additional disclosures related to the fair value of nonfinancial assets.

The Company has identified available-for-sale securities and impaired loans with allocated reserves under SFAS 114 as those items requiring disclosure under SFAS 157. Management has concluded that servicing rights are not material for further consideration in relation to SFAS 157 disclosures.

Fair Value on a Recurring Basis

The table below presents the balance of securities available-for-sale at March 31, 2008, which are measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities available-for-sale	$52,704	$2,053	$50,651	$—

Securities available-for-sale consist mainly of AAA rated US Government agency securities, with the majority having maturity dates of five years or less. The Company measures securities available-for-sale at fair value on a recurring basis; thus, there was no transition adjustment upon adoption of SFAS 157. The fair value of the Company’s securities available-for-sale are determined using Level 1 and Level 2 inputs, which are derived from readily available pricing sources and third-party pricing services for identical or comparable instruments, respectively.

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of March 31, 2008.

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans with specific valuation allowance under SFAS 114	$49,667	$—	$—	$49,667

The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $61,325 during the quarter ended March 31, 2008. The collateral underlying these loans had a fair value of $54,815, less estimated costs to sell of $5,148, resulting in a specific reserve in the allowance for loan losses of $11,658.

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 9. Segment Reporting

The following is a summary of selected operating segment information as of and for the periods ended March 31, 2008 and 2007:

	Silver State Bank	Choice Bank of Arizona	All Other	Intersegment Eliminations	Consolidated Company
At March 31, 2008:
Assets	$1,624,672	$287,329	$20,291	$(17,081)	$1,915,211
Gross Loans and deferred fees	1,412,461	214,877	—	—	1,627,338
Less: Allowance for loan losses	(36,975)	(3,676)	—	—	(40,651)

Net Loans	1,375,486	211,201	—	—	1,586,687

Deposits	1,377,527	211,318	—	(16,763)	1,572,082
Stockholders’ equity	152,358	39,616	(49,879)	—	142,095

Three months ended March 31, 2008:
Net interest income (loss)	$17,307	$2,686	$(1,062)	$—	$18,931
Provision for loan losses	29,550	1,450	—	—	31,000

Net interest income (loss) after provision for loan losses	(12,243)	1,236	(1,062)	—	(12,069)
Noninterest income	1,649	316	4	—	1,969
Noninterest expense	9,681	2,124	515	—	12,320

Loss before income taxes	(20,275)	(572)	(1,573)	—	(22,420)
Income tax benefit	(7,262)	(187)	(550)	—	(7,999)

Net loss	$(13,013)	$(385)	$(1,023)	$—	$(14,421)

	Silver State Bank	Choice Bank of Arizona	All Other	Intersegment Eliminations	Consolidated Company
At March 31, 2007:
Assets	$1,196,407	$185,397	$12,624	$(9,645)	$1,384,783
Gross Loans and deferred fees	1,024,530	143,948	—	—	1,168,478
Less: Allowance for loan losses	(11,516)	(1,014)	—	—	(12,530)

Net Loans	1,013,014	142,934	—	—	1,155,948

Deposits	1,023,454	137,417	—	(9,645)	1,151,226
Stockholders’ equity	107,576	31,828	(27,005)	—	112,399

Three months ended March 31, 2007:
Net interest income (loss)	$15,966	$1,773	$(665)	$—	$17,074
Provision for loan losses	1,150	180	—	—	1,330

Net interest income (loss) after provision for loan losses	14,816	1,593	(665)	—	15,744
Noninterest income	2,256	404	14	—	2,674
Noninterest expense	7,691	1,534	206	—	9,431

Income (loss) before income taxes	9,381	463	(857)	—	8,987
Income tax expense (benefit)	3,472	175	(248)	—	3,399

Net income (loss)	$5,909	$288	$(609)	$—	$5,588

Silver State Bancorp and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 9. Segment Reporting (continued)

Effective April 1, 2008, the Company completed the merger of Choice Bank into Silver State Bank. As a result, the Company will no longer prepare discrete financial information for Choice Bank. As such, the Company will report on only one operating segment in future periods (Silver State Bank).

Note 10. Goodwill

Goodwill represents the excess of the consideration over the fair value of the net assets of Choice Bank acquired in September 2006. Goodwill is not amortized, but instead tested for impairment at least annually. The Company reviewed goodwill for the Choice Bank reporting unit for impairment as of October 1, 2007 in accordance with SFAS 142, Goodwill and Other Intangible Assets. No impairment to goodwill was recognized at that time. In addition, the Company considered other events and circumstances through March 31, 2008 in accordance with SFAS 142 for the Choice Bank reporting unit and has determined that no impairment loss is necessary. As a result of Choice Bank being merged into Silver State Bank effective April 2008 (see Note 9), the Company’s reporting unit for goodwill impairment purposes will be Silver State Bank.

At March 31, 2008, the Company’s market capitalization (based on total shares outstanding, excluding unvested restricted stock) was less than our total stockholders’ equity by $11,019. Through May 14, 2008, our market capitalization continues to be less than total stockholders’ equity. Should this situation continue to exist at June 30, 2008, we will consider this and other factors including the Company’s results of operations and may prepare a valuation of the Silver State Bank reporting unit to determine whether goodwill is impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in 2008. Because goodwill is not included in the calculation of regulatory capital, the Company’s and Silver State Bank’s regulatory capital ratios would not be affected by this potential non-cash expense.

Note 11. Subsequent Events

In April 2008, the Company opened a full-service branch in the Phoenix/Scottsdale, Arizona area. The Company currently operates 17 full service branches including four in the Phoenix/Scottsdale, Arizona area.

In May 2008, the Company’s capacity to purchase federal funds under agreements with other lending institutions was reduced to approximately $69,000 as compared to approximately $104,000 at March 31, 2008 and approximately $90,500 at December 31, 2007.

The Company is considering a variety of strategic alternatives to enhance its capital position and strengthen the balance sheet. To assist in evaluating these alternatives, in April 2008, the Board of Directors approved the engagement for the services of Keefe, Bruyette & Woods, Inc., a nationally recognized investment banking firm.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects Silver State Bancorp’s financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with Silver State Bancorp’s Annual Report on Form 10-K (Commission File No. 001-33592), filed with the Securities and Exchange Commission on March 14, 2008 which includes the audited financial statements for the year ended December 31, 2007 and the other statistical data provided elsewhere in this Form 10-Q. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and operations of Silver State Bancorp.

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

Available Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission, or the SEC. We electronically file the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on our website: www.silverstatebancorp.com. We post these reports to our website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from our website is incorporated into this Report.

Executive Summary

We are a Nevada corporation formed on January 21, 1999 to acquire all of the issued and outstanding stock of Silver State Bank and to engage in the business of a bank holding company under the Bank Holding Company Act of 1956, as amended. Silver State Bank was formed in July 1996, as a commercial bank headquartered in Henderson, Nevada. On September 5, 2006 we acquired Choice Bank. As of March 31, 2008, Choice Bank was an Arizona state-chartered bank that was formed on January 28, 2002. With the acquisition of Choice Bank, we became a multi-bank holding company operating both Choice Bank and Silver State Bank as separate bank subsidiaries. Choice Bank was merged into Silver State Bank effective on April 1, 2008 with the combined bank operating as Silver State Bank.

Since commencing business, Silver State Bank has grown from one location in Henderson, Nevada to thirteen branches in the greater Las Vegas market area and four branches in the greater Phoenix/Scottsdale market area, including one new branch in the Las Vegas market that opened in February 2008 and one new branch in the Phoenix/Scottsdale area that opened in April 2008.

Our assets and liabilities are comprised primarily of loans and deposits, respectively. We provide a variety of loans to our customers, including construction and land loans, commercial real estate loans, commercial and industrial loans, Small Business Administration (SBA) loans and to a lesser extent, residential real estate and consumer loans. We fund our loans primarily with locally generated deposits and borrowings to the extent needed.

We experienced a net loss for the three months ended March 31, 2008 of $14.4 million, or ($0.95) per diluted share, compared to net income of $5.6 million, or $0.39 per diluted share, for the corresponding period in 2007. The net loss for the three months ended March 31, 2008 was due primarily to an increase of $29.7 million to the provision for loan losses for the three months ended March 31, 2008 compared to the corresponding period of 2007. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolio which continues to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase are attributable to an overall increase in nonperforming assets, an increase in our potential problem loans and the continuing general weakening economic conditions in the markets served by the Company. Our non-interest income decreased $705,000 and our non-interest expenses increased $2.9 million for the three months ended March 31, 2008 compared to the corresponding period of 2007. Our net interest income increased $1.9 million for the three months ended March 31, 2008 compared to the corresponding period of 2007, and we had a difference of $11.4 million between our income tax benefit for the three months ended March 31, 2008 and our income tax expense for the corresponding period of 2007.

The second half of 2007 and the first quarter of 2008 have been highlighted by significant disruption and volatility in the financial and capital marketplaces. This instability has been attributable to a variety of factors, the most significant of which has been the fallout from the failures and defaults associated with the sub-prime mortgage market. Although we do not engage in sub-prime lending, our markets have been affected by these factors. During the first quarter of 2008, there has continued to be a decline in the national housing and real estate markets as well as the overall economy.

During the first quarter of 2008, we continued to experience significant competitive pressures and challenging market conditions in the markets in which we operate as the economies in the Las Vegas and Phoenix/Scottsdale areas, as well as the national economy, have shown signs of significant weakness. The Las Vegas economy has weakened recently as the loss of real estate and construction jobs from the declining residential market, as well as lost casino/hotel jobs due to the scheduled closing of old casino resorts to make way for new casino projects, has caused the local unemployment rate to rise to 5.7% as of March 2008 compared to 4.3% a year earlier and 5.6% at December 31, 2007. Population growth has also tapered off, rising 2.7% from 2006 to 2007. New home sales in the first quarter of 2008 were down 44% from the first quarter of 2007. In the Phoenix area, closings of new homes and resale homes in the first quarter of 2008 have decreased 46% and nearly 39%, respectively, compared to the first quarter of 2007. As a result, the residential housing markets in the Las Vegas and Phoenix areas have experienced a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. The extent of the impact of the deterioration of the Nevada and Arizona economies and real estate markets on certain segments of our loan portfolio, namely our residential construction and residential land loans, began to be realized toward the end of the first quarter of 2008 as project delays mounted and updated appraisals showing significant lower valuations were received. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which requires us to place the loan into nonaccrual status. These economic trends have begun to adversely affect our asset quality with nonaccrual loans increasing to $78.0 million as of March 31, 2008, compared to $13.1 million at December 31, 2007. Nonperforming loans as a percentage of gross loans were 4.79% as of March 31, 2008, compared to 0.84% at December 31, 2007. Nonperforming assets as a percentage of total assets were 4.14% as of March 31, 2008, compared to 0.75% as of December 31, 2007. In addition, our potential problem loans totaled approximately $274.5 million at March 31, 2008 compared to $84.5 million at December 31, 2007. For the three months ended March 31, 2008, net charge-offs as a percentage of average loans were 0.57% compared to less than 0.01% for the corresponding period in 2007. OREO was $1.2 million at March 31, 2008 compared to $110,000 at December 31, 2007. Continuation of these economic and real estate factors are likely to continue to affect our asset quality and overall performance.

We have taken actions to work through this economic environment of which the most obvious was a significant increase in our loan loss provision. In addition, we have modified our lending guidelines to reflect the current economic conditions. For example, we are requiring greater pre-sales of homes for construction projects from the borrowers that we approve and we are also requiring more cash from the borrower at closing to improve loan to cost and loan to value ratios. We created a new internal loan review department to work in conjunction with our external loan review protocols. This department will be the first to review whether each loan is progressing according to its original terms and conditions so as to identify potential problems sooner in the process. We have increased the number of professionals in our Special Assets Department to enhance our ability to further mitigate issues with problem loans. Finally, we have effected a range of expense reduction measures to help with profitability which we estimate could save up to $1.0 million per quarter.

In addition, we continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Due to the current economic conditions in the markets we operate and our current strategic focus, the Company expects to experience little or no loan and deposit growth for the remainder of 2008 as compared to previous years.

We are also considering a variety of strategic alternatives to enhance our capital position and strengthen our balance sheet. In April, 2008, to assist us in evaluating these alternatives, the Board approved the engagement for the services of Keefe, Bruyette & Woods, Inc., a nationally recognized investment banking firm.

Our asset growth during the first quarter of 2008 was driven by our loan originations and an increase in cash equivalents, with deposits and Federal Home Loan Bank (FHLB) advances serving as our primary funding sources. Net loans increased 3.1% to $1.59 billion as of March 31, 2008 from $1.54 billion as of December 31, 2007. Total cash equivalents increased 512.1% to $84.7 million as of March 31, 2008 from $13.8 million as of December 31, 2007. Total deposits increased 10.2% to $1.57 billion as of March 31, 2008 from $1.43 billion as of December 31, 2007. To further enhance our deposit growth, we have continued to expand our branch network, opening one new branch in the Las Vegas area during February 2008 and one new branch in the Phoenix/Scottsdale area in April 2008. We have plans to open one additional branch in the Las Vegas area and two additional branches in the Phoenix/Scottsdale area during the remainder of 2008. FHLB advances increased 29.8% to $117.6 million as of March 31, 2008 from $90.6 million as of December 31, 2007.

We have a high concentration in real estate loans in our loan portfolio, specifically construction and land loans. At March 31, 2008, approximately 91% of total gross loans were classified as real estate loans. At March 31, 2008, approximately 11% of real estate loans were classified as residential construction loans, approximately 25% of real estate loans were classified as commercial construction loans, approximately 21% were classified as residential land loans, and approximately 19% were classified as commercial land loans. In addition, commercial real estate loans represent approximately 17% and single family residential loans represent approximately 7% of total real estate loans as of March 31, 2008. Approximately 64% of commercial real estate loans are owner occupied.

Our 20 largest depositors accounted for approximately 51.7% of our total deposits and our five largest depositors accounted for approximately 44.3% of our total deposits at March 31, 2008. Our largest depositor as of March 31, 2008 accounted for 22.4% of our total deposits. The deposit terms offered to our 20 largest depositors are consistent with the terms offered to our other large depositors. Our four largest depositors accounted for $674.1 million, or 42.9% of total deposits at March 31, 2008. The deposit balances of these four largest customers are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. We expect to gradually reduce the level of brokered deposits throughout the remainder of 2008, replacing them with other deposits or borrowings, as appropriate.

The Company is considered “well-capitalized” pursuant to regulatory capital definitions at March 31, 2008 with Tier 1 Risk Based, Total Risked-Based, and Tier 1 capital to average assets or leverage ratio of 9.1%, 11.4% and 9.3%, respectively. However, if we continue to experience losses and continued deterioration of its loan portfolio in future periods, we could be deemed “adequately capitalized” rather than “well-capitalized” which would increase premiums for deposit insurance and also require FDIC approval to gather brokered deposits.

The Company repurchased 146,600 shares of its common stock under an authorized stock repurchase program at a weighted average price per share of $10.29 during the quarter ended March 31, 2008. At March 31, 2008 the maximum number of shares remaining that may yet be purchased under this stock repurchase program was 482,415. The repurchased shares are held in treasury. The Company has no plans to repurchase any additional shares of common stock under this repurchase program during the second quarter of 2008.

Our results of operations are largely dependent on net interest income. Net interest income is the difference between interest income we earn on interest-earning assets, which are comprised primarily of construction and land loans, commercial real estate loans, and to a lesser extent commercial business, residential and consumer loans, and the interest we pay on our interest-bearing liabilities, which are primarily deposits and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. The increase in net interest income for the three months ended March 31, 2008 compared to the corresponding period in 2007 is due primarily to an increase in our loan portfolio offset by a decrease in our net interest margin from 5.7% for the three months ended March 31, 2007 to 4.3% for the three months ended March 31, 2008. The decrease in net interest margin is primarily attributable to an overall decline in market interest rates and a continued increase in competitive pricing pressure in both loans and deposits. In addition, our net interest margin decreased by approximately 0.22% due to the reversal of interest income on loans being placed on nonaccrual status during the first quarter of 2008.

The instability in the mortgage and housing markets has continued to impact the global markets and domestic markets and has contributed to the significant credit and liquidity crisis which began during the third quarter of 2007. In response to the liquidity and credit crisis and potential impact on the overall economy, the Federal Open Market Committee (FOMC) reduced the Discount Rate by 225 basis points and the Federal Funds Rate by 200 basis points during the 2008 first quarter, and by an additional 25 basis points to both rates at its recent meeting in April 2008. Furthermore, since the beginning of the 2007 third quarter the FOMC has reduced the Discount Rate by 400 basis points and the Federal Funds Rate by 325 basis points. These decreases in short-tem interest rates have resulted in a more positively sloped yield curve. However, this interest rate environment may continue to have an adverse affect on our net interest margin in the near future as the majority of our interest-earning assets, including approximately 98% of our loan portfolio, are variable rate instruments that will reprice faster than our interest-bearing liabilities.

If the competition we experienced in the first quarter of 2008 in the form of higher deposit rates offered by local financial institutions, several of which are affiliated with significantly larger national and international financial institutions, continues for the balance of 2008, it could have the effect of increasing our cost of funds to a level higher than we have experienced historically. We continue to utilize FHLB advances and other wholesale funding sources to supplement our local sources of funds and as a means to lower our overall cost of funds.

We also have experienced strong competition in making loans in the form of intense pricing pressure on the interest rates we offer. This strong competition coupled with decreasing interest rates on our variable rate loans has caused the average yield on our loan portfolio to decrease significantly compared to prior periods. Price competition for loans is expected to continue, and may intensify, as a result of additional de novo bank entrants into our marketplace and the pricing strategies of our larger competitors. Price competition for loans is expected to continue to have an adverse impact on the yields we can obtain on our loan portfolio. The competitive pressures we face in both lending and deposit gathering are expected to result in a continued narrowing of our net interest margin in future periods.

Non-interest income for the three months ended March 31, 2008 decreased 26.4% from the corresponding period in 2007, due primarily to a decrease in gain on sale of loans held for sale and loan servicing fees on our SBA loan products. Non-interest expense for the three months ended March 31, 2008 increased 30.6% from the corresponding period in 2007, due primarily to an increase in salary and benefits, occupancy costs, professional fees, depreciation and amortization expense, and insurance expense due to an increase in FDIC deposit insurance assessments, all reflecting our overall balance sheet and franchise growth.

Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non-interest income) was 59.0% for the three months ended March 31, 2008, compared to 47.8% for the corresponding period in 2007.

The net loss for the three months ended March 31, 2008 combined with the decrease in equity resulted in a return on average equity, or ROE, of (36.2)% for the three months ended March 31, 2008 compared to 20.6% for the corresponding period in 2007. Our return on average assets, or ROA, for the three months ended March 31, 2008 decreased to (3.2)% compared to 1.8% for the corresponding period in 2007.

Outlook

Despite the net loss for the quarter, our core operations, including net interest income, remained positive, even with net interest margin compression. In addition to our core branch banking operations, we operate twelve loan production offices located in Nevada, Utah, Colorado, Washington, Oregon, California and Florida, which are established and staffed around personnel who are experienced SBA loan producers in their geographic market. According to recent lending statistics, Silver State Bank is the leading SBA lender in the state of Nevada as ranked by dollar volume. During 2007, Silver State Bank originated and closed $167.6 million in SBA loans, compared to $127.0 million in SBA loans in 2006. We will continue to focus on our core operations with the objective of increasing our net interest income and income from our SBA lending operation, while at the same time also focusing on expense reduction measures, which we have implemented in the second quarter of 2008, and which we estimate will save up to $1.0 million a quarter.

In addition, we remain optimistic about the long-term growth prospects of both Las Vegas, anchored by its international gaming industry, as well as the presence of five Fortune 500 companies headquartered in Las Vegas, and the Phoenix/Scottsdale area, which is the largest metropolitan area in the state of Arizona, with eight of Arizona’s top ten businesses by revenue being headquartered there. The fundamental strength of Arizona and Nevada as desirable places to live and work continue to point to our markets as long term growth areas.

We also believe that our new, more aggressive, risk management tactics will enhance our future asset quality. We ordered an independent third-party loan review of our construction and land portfolios. We also ordered updated appraisals of the real estate collateral underlying these portions of our loan portfolio and have received current appraisals on 71% of our impaired loans. The loan review has been completed with respect to our residential construction and residential land loan portfolios, which are generally considered to be the riskiest portions of our loan portfolio, and is now focused on our commercial construction and commercial land portion. We expect the third party loan review will be completed in the second quarter of 2008. The results of the third party loan review of the residential construction and residential land loan portfolio are reflected in our asset quality data for the first quarter of 2008. While at this time we expect a net loss for the second quarter of 2008, which, combined with our first quarter results, is likely to result in a net loss for 2008, once the loan review is completed and the bulk of remaining appraisals are received, we are confident that the weaknesses inherent in our portfolio will have been identified, providing us with the ability to move forward toward net earnings once again.

Selected financial highlights are presented in the table below.

Silver State Bancorp and Subsidiaries

Summary Consolidated Financial and Other Data

(Dollars in thousands, except per share data and ratios)

(UNAUDITED)

	At or for the Three Months Ended March 31,
	2008	2007
Selected Financial Data:
Interest income	$35,753	$29,397
Interest expense	16,822	12,323

Net interest income	18,931	17,074
Provision for loans losses	31,000	1,330

Net interest income (loss) after provision for loan losses	(12,069)	15,744
Non-interest income	1,969	2,674
Non-interest expense	12,320	9,431

Income (loss) before income taxes	(22,420)	8,987
Provision for income taxes (benefits)	(7,999)	3,399

Net Income (loss)	$(14,421)	$5,588

Share data:
Earnings (loss) per share—basic	$(0.95)	$0.41
Earnings (loss) per share—diluted	(0.95)	0.39
Book value per share	9.39	8.19
Tangible book value per share	8.09	6.74
Shares outstanding at period end	15,135,765	13,724,114
Weighted average shares outstanding—basic	15,210,741	13,696,855
Weighted average shares outstanding—diluted	15,210,741	14,170,469

Selected Balance Sheet Data:
Cash and cash equivalents	$84,710	$36,261
Investments and other securities	52,704	57,565
Loans held for sale	91,185	62,392
Gross loans, including net deferred loan fees	1,627,338	1,168,478
Allowance for loan losses	40,651	12,530
Assets	1,915,211	1,384,783
Deposits	1,572,082	1,151,226
Junior subordinated debt	69,589	38,661
Stockholders’ equity	142,095	112,399

Selected Other Balance Sheet Data:
Average assets	$1,833,659	$1,284,435
Average earning assets	1,755,980	1,211,543
Average stockholders’ equity	160,401	109,905

Selected Capital Ratios:
Leverage Ratio	9.3%	10.3%
Tier 1 Risk-Based Capital ratio	9.1	9.5
Total Risk-Based Capital ratio	11.4	10.4

Silver State Bancorp and Subsidiaries

Summary Consolidated Financial and Other Data (continued)

(Dollars in thousands, except per share data and ratios)

(UNAUDITED)

	At or for the Three Months Ended March 31,
	2008	2007
Selected Financial & Performance Ratios:
Return on average assets (1)	(3.16)%	1.76%
Return on average stockholders’ equity (1)	(36.16)	20.62
Net interest rate spread (1)(2)	3.72	4.86
Net interest margin (1)(3)	4.34	5.72
Efficiency ratio (4)	58.95	47.76
Loan to deposit ratio	103.51	101.50
Average earning assets to average interest-bearing liabilities	116.10	120.71
Average stockholders’ equity to average assets	8.75	8.56

Selected Asset Quality Ratios:
Nonperforming loans to gross loans (5)	4.79%	0.01%
Nonperforming assets to total assets (6)	4.14	0.02
Loans past due 90 days or more and still accruing to total loans	—	—
Allowance for loan losses to gross loans	2.50	1.07
Allowance for loan losses to nonperforming loans	52.15	9789.06
Net charge-offs to average loans outstanding	0.57	0.00

Selected Other Data:
Number of full service branch offices	16	12

(1)	Annualized for the three months ended March 31, 2008 and 2007.
(2)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Efficiency ratio represents non-interest expenses as a percentage of the total of net interest income plus non-interest income.
(5)	Nonperforming loans are defined as loans that are past due 90 days or more plus loans placed in nonaccrual status.
(6)	Nonperforming assets include nonperforming loans plus other real estate owned.

Comparison of Financial Condition

Assets. Our total assets increased $151.0 million, or 8.6%, to $1.92 billion at March 31, 2008 as compared to $1.76 billion at December 31, 2007. This increase was due primarily to internally generated loan growth as well as a significant increase in cash and cash equivalents.

Loans. Total gross loans, net of deferred fees, were $1.63 billion at March 31, 2008, an increase of $68.4 million, or 4.4%, from $1.56 billion at December 31, 2007. Construction and land loans made up the majority of the increase in gross loans in the first quarter of 2008, primarily reflecting the completion of loans placed into our pipeline at the end of 2007. Single family residential real estate, commercial and industrial, and consumer loans also increased. We anticipate minimal or no loan growth for the remainder of 2008 as we continue to focus on working through the deteriorating economic environments in the markets in which we operate.

As of March 31, 2008 our loan portfolio totaled $1.63 billion, or approximately 85% of our total assets compared to $1.56 billion, or approximately 88% of our total assets as of December 31, 2007. The following table presents the composition of our loan portfolio in dollar amounts at the dates indicated.

	At March 31, 2008	At December 31, 2007
	(In thousands)
Construction and land	$1,120,443	$1,065,524
Commercial real estate	256,868	261,846
Commercial and industrial	146,795	139,258
Single family residential real estate	104,102	94,813
Consumer	5,018	4,944
Leases, net of unearned income	258	277
Net deferred loan fees	(6,146)	(7,691)

Gross loans, net of deferred fees	1,627,338	1,558,971
Less: Allowance for loan losses	(40,651)	(19,304)

	$1,586,687	$1,539,667

Construction and Land Loans. The principal types of our construction loans include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants and entry level residential tract homes. Construction loans comprised approximately 32% of our total loan portfolio at March 31, 2008 compared to approximately 33% at December 31, 2007. On March 31, 2008 and December 31, 2007, our construction loans were as follows:

Type	At March 31, 2008	At December 31, 2007
	(In thousands)
One- to Four-family	$156,544	$149,891
Multi-Family	50,018	45,697
Hotel	22,553	29,499
Multi-Use	16,209	15,156
Industrial	48,991	35,521
Office	64,951	67,806
Retail	163,101	162,538
Other	1,189	2,160

Total Construction	$523,556	$508,268

We classify our land loans as loans on raw land, infill, land development and developed land loans. We consider raw land to be land that has no improvements on it and is located outside of a developed area. Infill is land that has no improvements but is located within a metropolitan area and is surrounded by developed land. Land development loans are loans containing budgeted dollars to finance the onsite improvements upon raw or infill land, and developed land loans consist of loans on land with improvements completed. Land loans comprised approximately 37% of our total loan portfolio at March 31, 2008, including SBA loans, compared to approximately 36% at December 31, 2007. On March 31, 2008 and December 31, 2007, our land loans were as follows:

Land Loans

Type	At March 31, 2008	At December 31, 2007
	(In thousands)
Residential Raw	$56,116	$56,174
Commercial Raw	54,490	$51,583
Residential Infill	29,645	28,916
Commercial Infill	94,414	106,877
Residential Land Development	169,592	176,949
Commercial Land Development	138,196	84,719
Residential Developed Land	52,677	49,607
Commercial Developed Land	1,757	2,431

Total Land	$596,887	$557,256

Commercial Real Estate Loans. A significant component of our lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital that are secured by commercial real estate. We have a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. Commercial real estate loans comprised approximately 16% of our total loan portfolio at March 31, 2008 compared to approximately 17% at December 31, 2007. On March 31, 2008 and December 31, 2007, our commercial real estate loans were as follows:

Type	At March 31, 2008	At December 31, 2007
	(In thousands)
Multi-Family	$9,340	$10,490
Hotel	4,624	5,523
Multi-Use	11,513	9,938
Industrial	50,194	48,593
Office	63,565	68,573
Mini-Storage	4,038	4,051
Retail	81,037	81,172
Other	32,557	33,506

Total Term CRE	$256,868	$261,846

Commercial and Industrial Loans. In addition to real estate secured loan products, we also originate commercial and industrial loans, including working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. We focus on making loans to small and medium-sized businesses in a variety of industries. Commercial and industrial loans comprised approximately 9% of our total loan portfolio at March 31, 2008 and December 31, 2007.

Residential Real Estate Loans. We originate residential mortgage loans secured by one-to-four family properties, most of which serve as the primary or secondary residences of the owner. We also originate residential real estate construction loans for primary and secondary residences, loans for improved custom home lots, home equity loans and home improvement loans. Residential real estate loans comprised approximately 6% of our total loan portfolio at March 31, 2008 and December 31, 2007.

Consumer Loans. We offer a variety of consumer loans to meet the needs of our commercial customers. Examples of our consumer loans include new and used automobile loans and personal lines of credit. Consumer loans comprised less than 1% of our total loan portfolio at March 31, 2008 and December 31, 2007.

Loans Held For Sale. Loans held for sale are those loans that the Company has the intent to sell in the foreseeable future. Loans held for sale were $91.2 million at March 31, 2008, an increase of $22.3 million, or 32.4% from December 31, 2007. The Company’s loans held for sale consist primarily of Small Business Administration (SBA) loans, which are fully funded. Our overall growth in loans held for sale is consistent with our focus and strategy to grow our SBA loan volume by focusing on markets which we believe have attractive growth prospects. In addition, the increase in loans held for sale is also due to the timing of the sales of these loans which also are subject to market demand.

Non-Performing Assets. Non-performing assets include loans past due 90 days or more and still accruing interest, nonaccrual loans, restructured loans, and OREO. In general, loans are placed on nonaccrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets that collateralized the loan.

The following table presents information regarding nonaccrual loans, accruing loans delinquent 90 days or more, and OREO as of the dates indicated. During the periods shown below, we did not have any loans past due 90 days or more and still accruing or interest income that would have been recorded under the original terms of the loans. In addition, we had no loans classified as troubled debt restructurings.

	At March 31, 2008	At December 31, 2007
	(Dollars in thousands)
Total nonaccrual loans (1)	$77,951	$13,079
Restructured loans	—	—
Other real estate owned (OREO)	1,249	110

Total nonperforming assets	$79,200	$13,189

Nonaccrual loans to gross loans	4.79%	0.84%
Nonperforming assets to total assets	4.14	0.75
Interest income recognized on nonaccrual loans	$1,054	$1,002

(1)	We had no loans past due 90 days or more and still accruing as of the end of each period indicated.

The composite of nonaccrual loans were as follows as of the dates indicated:

	At March 31, 2008				At December 31, 2007
	# of Nonaccrual Loans	Nonaccrual Balance	%	Percent of Total Loans	# of Nonaccrual Loans	Nonaccrual Balance	%	Percent of Total Loans
	(Dollars in thousands)
Residential construction	20	$20,052	25.7%	1.23%	3	$4,991	38.2%	0.32%
Commercial construction	3	9,473	12.2	0.58	—	—	—	—
Residential land	18	43,614	55.9	2.68	7	5,357	41.0	0.35
Commercial land	1	2,349	3.0	0.15	—	—	—	—
Commercial real estate	3	2,003	2.6	0.12	4	1,785	13.6	0.11
Residential real estate	1	143	0.2	0.01	1	750	5.7	0.05
Commercial and industrial	7	317	0.4	0.02	5	196	1.5	0.01

Total Loans	53	$77,951	100.0%	4.79%	20%	$13,079	100.0%	0.84%

Our nonaccrual loans consisted of 53 loans and totaled $78.0 million at March 31, 2008 and consisted of 20 loans and totaled $13.1 million at December 31, 2007. Residential construction and land loans comprise approximately 82% of the total aggregate balance of nonaccrual loans at March 31, 2008 compared to approximately 79% at December 31, 2007. This increase is due primarily to residential construction and residential land loans where the borrowers have required an extended time to market their projects due to the current challenging economic environment and have exhausted their available liquidity. Loans related to the southern Nevada market area comprise approximately 90% of the total aggregate balance of nonaccrual loans at March 31, 2008 compared to approximately 88% at December 31, 2007.

Of the nonaccrual loans at March 31, 2008, the five largest had an aggregate balance of $40.1 million or approximately 52% of nonaccrual loans. The largest such loan had an aggregate balance of $13.6 million and was secured by 164 finished condominium lots and all common area improvements. This loan has a specific reserve of $1.6 million. The next four largest nonaccrual loans have aggregate balances ranging from $5.3 million to $7.5 million and are secured by single family residence lots, industrial buildings and raw land.

The total amount of additional interest income on nonaccrual loans that would have been recognized for the three months ended March 31, 2008 if interest on all such loans had been recorded based upon original contract terms was approximately $975,000. We are currently committed to lend approximately $10.9 million in additional funds on these nonaccrual loans, in accordance with the original terms of these loans; however, the Company is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status.

OREO consists of two properties and totaled approximately $1.2 million at March 31, 2008 and consisted of one property and totaled approximately $110,000 at December 31, 2007. The two properties in OREO at March 31, 2008 include two custom single-family residences under construction and one raw land property. Concurrent with the transfer of these properties to OREO, the Company recognized a $150,000 charge-off representing the difference between the estimated fair value less estimated cost to sell of the properties and outstanding loan balances.

We also classify our loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential problem loans, consisting of loans in grades six through nine but still performing as of the dates indicated. These grades are referred to in applicable banking regulations as “Other Loans Especially Mentioned,” “Substandard,” “Doubtful,” and “Loss” and are described in further detail on our Form 10-K.

	At March 31, 2008				At December 31, 2007
	# of Loans	Loan Balance	%	Percent of Total Loans	# of Loans	Loan Balance	%	Percent of Total Loans
	(Dollars in thousands)
Residential construction	35	$43,953	16.0%	2.70%	14	$22,748	26.9%	1.46%
Commercial construction	11	47,412	17.3	2.91	4	14,273	16.9	0.92
Residential land	38	112,507	41.0	6.91	15	32,369	38.3	2.08
Commercial land	8	64,215	23.4	3.95	2	3,376	4.0	0.22
Commercial real estate	4	1,391	0.5	0.09	8	3,915	4.6	0.25
Residential real estate	8	4,220	1.5	0.26	7	6,735	8.0	0.43
Commercial and industrial	10	833	0.3	0.05	12	1,013	1.2	0.06
Consumer	—	—	—	—	4	77	0.1	< 0.01

Total Loans	114	$274,531	100.0%	16.87%	66%	$84,506	100.0%	5.42%

Our potential problem loans, consisted of 114 loans and totaled approximately $274.5 million at March 31, 2008 and consisted of 66 loans and totaled $84.5 million at December 31, 2007. Construction and land loans comprise approximately 98% of the total aggregate balance of potential problem loans at March 31, 2008 compared to approximately 86% at December 31, 2007. The increase in potential problem loans is due primarily to residential construction and residential land loans where borrowers have experienced substantial construction delays and required an extended time to market their projects due to the current challenging economic environment in the markets we operate which has caused the timing of completion or ultimate disposition of the finished project to be delayed. Our potential problem loans are primarily secured by real estate with loan to value ratios within bank policy limits at time of origination.

To assist us in identifying weaknesses in our construction and land loan portfolios, we ordered updated appraisals on the real estate collateral underlying these loans and in April 2008 we engaged an independent third party to review these portions of our loan portfolio. The results of the appraisal updates and the independent loan review were taken into account in establishing our provision for loan losses in the first quarter of 2008. The independent loan review has been completed with respect to our residential construction and residential land loan portfolio and is now focused on our commercial construction and commercial land loan portfolio which we expect will be completed in the second quarter of 2008. In addition, we continue to receive updated appraisals with respect to our residential construction and residential land loan portfolios, as well as, our commercial construction portfolio.

The following table sets forth information regarding impaired loans as of the dates indicated:

	At March 31, 2008		At December 31, 2007
	# of Loans	Loan Balance	# of Loans	Loan Balance
	(In thousands)
Impaired loans with a specific valuation allowance under SFAS 114:
Residential construction	5	$6,438	5	$10,149
Commercial construction	2	7,663	—	—
Residential land	12	43,698	3	5,266
Commercial land	1	2,349	1	327
Commercial real estate	1	207	2	528
Residential real estate	1	143	1	143
Commercial and industrial	7	827	9	437

Total impaired loans with a specific valuation allowance under SFAS 114	29	$61,325	21	$16,850

Impaired loans without a specific valuation allowance under SFAS 114:
Residential construction	28	$34,778	16	$27,956
Commercial construction	7	21,767	7	23,015
Residential land	30	79,808	22	57,655
Commercial land	5	59,556	1	3,048
Commercial real estate	3	1,184	3	1,351
Residential real estate	10	8,200	7	5,964
Commercial and industrial	1	85	—	—

Total impaired loans without a specific valuation allowance under SFAS 114	84	$205,378	56	$118,989

Total impaired loans	113	$266,703	77	$135,839

Related allowance for loan losses on impaired loans		$11,658		$2,149
Average balance of impaired loans during the period (1)		$302,847		$129,136
Interest income recognized during the period on impaired loans (1)		$5,025		$10,516

(1)	For the three months ended March 31, 2008 and year ended December 31, 2007.

Impaired loans pursuant to SFAS 114, consisted of 113 loans and totaled $266.7 million at March 31, 2008 and consisted of 77 loans and totaled $135.8 million at December 31, 2007. We are currently committed to lend approximately $60.2 million in additional funds on these impaired loans, in accordance with the original terms of these loans; however, the Company is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. Of the $60.2 million in committed funds on impaired loans, $10.9 million is applicable to nonaccrual loans. The Company will continue to monitor its portfolio on a regular basis and will lend additional funds as warranted on these impaired loans. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. Approximately 62% of the impaired loans as of March 31, 2008 relates to residential construction and residential land loans. As of March 31, 2008, $205.4 million of impaired loans do not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $205.4 million of impaired loans without a specific valuation allowance as of March 31, 2008 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements. In addition, at March 31, 2008 and December 31, 2007, we had no loans classified as troubled debt restructurings, as defined in SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. However, due to the current economic environments in the markets in which we operate and deterioration of certain loans in our portfolio, we may have loans classified as troubled debt restructurings during the remainder of 2008.

The Company experienced significant declines in the current valuations for real estate collateral supporting portions of its loan portfolio, specifically residential construction and residential land loans, late in the first quarter of 2008, and continuing through May 2008, as reflected in recently received appraisals. As a result, a qualitative adjustment was recorded to the allowance for loan losses as of March 31, 2008, in the amount of approximately $6.0 million for impaired loans for which updated appraisals have not yet been received. Currently, $188.0 million, or approximately 71%, of impaired loans, have recent appraisals. If real estate values continue to decline and as updated appraisals are received, the Company may have to increase its allowance for loan losses appropriately.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	For the Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$19,304	$11,200
Provisions charged to operating expenses	31,000	1,330
Recoveries of loans previously charged-off:
Residential construction	—	—
Commercial construction	—	—
Residential land	—	—
Commercial land	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial and industrial	—	1
Consumer and other	3	—

Total recoveries	3	1

Loans charged-off:
Residential construction	2,062	—
Commercial construction	—	—
Residential land	6,784	—
Commercial land	743	—
Commercial real estate	18	—
Residential real estate	—	—
Commercial and industrial	32	—
Consumer and other	17	1

Total charged-off	9,656	1

Net charge-offs	9,653	—

Balance at end of period	$40,651	$12,530

Net charge-offs to average loans outstanding	0.57%	—%
Allowance for loan losses to gross loans	2.50	1.07

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

We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, GAAP and regulatory guidance. We periodically review the assumptions and formula used in determining our allowance for loan losses and make adjustments if required to reflect the current risk profile of our loan portfolio. During the first quarter of 2008, we increased the allowance for loan losses due to the weaknesses in the residential real estate markets in which we operate specifically related to our residential construction and land portfolio which continues to experience deterioration in estimated collateral values and repayment abilities of some of our customers, an increase in nonperforming assets, an increase in potential problem loans, and the general weakening economic condition in the markets in which we serve. The specific increase in the allowance for loan losses reflects specific reserves on impaired loans as required by SFAS 114, general reserves based on various qualitative and quantitative factors reflecting among other things a significant increase in potential problem loans and the migration of those loans into higher regulatory grades and a qualitative adjustment in the amount of $6.0 million for impaired loans for which updated appraisals have not been received but for which the recently received appraisals on other loans indicate a general decline in collateral values.

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

The following table presents the allocation of our allowance for loan losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

	At March 31, 2008		At December 31, 2007
	Amount	% of Loans in Each Category to Gross Loans (1)	Amount	% of Loans in Each Category to Gross Loans (1)
Construction and land	$34,420	68.6%	$13,664	68.0%
Commercial real estate	3,877	15.7	3,568	16.7
Commercial and industrial	1,433	9.0	1,199	8.9
Single family residential real estate	826	6.4	777	6.1
Consumer and other	95	0.3	96	0.3

Total	$40,651	100.0%	$19,304	100.0%

(1)	Gross loans before netting deferred loan fees.

Securities. Our investment portfolio consists mainly of AAA rated U.S. government agency securities. Our securities are all classified as “available-for-sale” and are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity.

At March 31, 2008, securities totaled $52.7 million, an increase of $738,000, or 1.4%, from $52.0 million at December 31, 2007. At March 31, 2008, the majority of our securities had a contractual maturity date of five years or less. These medium to short-term maturities are consistent with our current primary focus and strategy to grow the loan portfolio while using our investment portfolio primarily for liquidity purposes.

The carrying value of our securities available for sale at March 31, 2008 and at December 31, 2007 is set forth below.

	At March 31, 2008	At December 31, 2007
	(In thousands)
U.S. Treasury securities	$9,579	$9,578
U.S. Government-sponsored agencies	35,948	35,621
Mortgage-backed obligations	4,330	4,327
Money market	2,464	2,067
Other debt securities	383	373

Total investment securities	$52,704	$51,966

Premises and Equipment. Our premises and equipment totaled $44.5 million at March 31, 2008, an increase of $1.4 million, or 3.2%, from $43.1 million at December 31, 2007. This increase was primarily due to the construction of new branch offices during the first quarter of 2008.

Goodwill and Other Intangible Assets. Our goodwill is related to the acquisition of Choice Bank in 2006 and totaled $18.8 million at March 31, 2008 and December 31, 2007. In addition, the acquisition of Choice Bank resulted in a core deposit intangible, which due to amortization, amounted to $850,000 at March 31, 2008 compared to $917,000 at December 31, 2007.

Deferred Taxes. At March 31, 2008 we had a net deferred tax asset of $13.5 million, an increase of $7.6 million, or 129.3% from $5.9 million at December 31, 2007. This increase is primarily the result of the large increase in our allowance for loan losses during the first quarter of 2008 which is our largest deferred tax item.

Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $84.7 million at March 31, 2008, an increase of $70.9 million, or 512.2%, from $13.8 million at December 31, 2007. This increase is due to our concerted efforts to increase our liquidity, which has continued into the second quarter of 2008. Our cash and cash equivalents were $213.2 million at April 30, 2008.

Deposits. Total deposits were $1.57 billion at March 31, 2008, an increase of $145.6 million, or 10.2% from December 31, 2007. An increase in time deposits is the primary reason for the increase in our deposits during the first quarter 2008. Time deposits increased $184.1 million, or 26.7% to $874.7 million at March 31, 2008 from $690.6 million at December 31, 2007. A significant portion of our deposit increase is due to the increase of our brokered deposits from $500.2 million at December 31, 2007 to $674.1 million at March 31, 2008. This increase was due to increased deposits from the same four existing broker deposit customers that existed at December 31, 2007. We expect to gradually reduce the level of brokered deposits throughout the remainder of 2008 replacing them with other deposits or borrowings as appropriate. For a discussion of recent changes in deposit concentration, see “—Liquidity and Capital Resources.”

Borrowings. At March 31, 2008, we had $117.6 million in advances from the FHLB, $53.6 million of which were classified as long-term borrowings and $64.0 million of which were classified as short-term borrowings. Total borrowings from the FHLB have increased $27.0 million, or 29.8%, to $117.6 million at March 31, 2008 from $90.6 million at December 31, 2007. As competition for deposits continues to increase, we anticipate further reliance on FHLB borrowings to supplement the funding of our asset growth. As of March 31, 2008, we have the ability to borrow an additional $984,000 from the FHLB.

Junior Subordinated Debt. We had $69.6 million of junior subordinated debentures outstanding at March 31, 2008 and December 31, 2007. Our junior subordinated debt, which is issued to our statutory trust subsidiaries that in turn has issued trust preferred securities, is considered long-term borrowing for financial reporting purposes but is included as a component of regulatory capital, subject to limitations.

Stockholders’ Equity. Stockholders’ equity decreased $15.5 million, or 9.9%, to $142.1 million at March 31, 2008 from $157.6 million at December 31, 2007. The decrease in stockholders’ equity is primarily the result of the $14.4 million loss for the first quarter of 2008 with the remainder from treasury stock transactions and stock option exercises. The Company repurchased 146,600 shares of its common stock under an authorized stock repurchase program at a weighted average price per share of $10.29 during the first quarter of 2008.

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

Average Balance Sheet. The following table presents certain information regarding our financial condition and net interest income for the three month periods ended March 31, 2008 and 2007. The table presents the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields.

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets
Investment Securities-taxable	$52,495	$645	4.94%	$61,027	$693	4.61%
Federal funds sold and other	17,228	124	2.89	16,480	212	5.22
Loans (1)(2)	1,680,474	34,913	8.36	1,129,930	28,433	10.21
FHLB stock	5,783	71	4.94	4,106	59	5.83

Total earning assets	1,755,980	35,753	8.19%	1,211,543	29,397	9.84%
Non-interest earning assets
Cash and due from banks	15,144			18,564
Allowance for loan losses	(20,207)			(11,539)
Other assets	82,742			65,867

Total assets	$1,833,659			$1,284,435

Interest-bearing liabilities
Interest checking	$10,493	$27	1.03%	$20,896	$57	1.11%
Savings and money market	543,906	4,819	3.56	466,931	5,376	4.67
Time deposits	762,968	9,514	5.02	402,386	5,334	5.38

Total interest-bearing deposits	1,317,367	14,360	4.38	890,213	10,767	4.91
Short-term borrowings	70,076	731	4.20	24,710	319	5.24
Long-term debt	55,446	663	4.81	50,111	571	4.62
Junior subordinated debt	69,589	1,068	6.17	38,661	666	6.99

Total interest-bearing liabilities	1,512,478	16,822	4.47%	1,003,695	12,323	4.98%
Non-interest bearing liabilities
Non-interest bearing demand deposits	149,472			163,634
Other liabilities	11,308			7,201
Stockholders’ equity	160,401			109,905

Total liabilities and stockholders’ equity	$1,833,659			$1,284,435

Net interest rate spread (3)			3.72%			4.86%
Net interest income/net interest margin (4)		$18,931	4.34%		$17,074	5.72%

Total interest-earning assets to interest-bearing liabilities	116.10%			120.71%

(1)	Net loan fees of $3.7 million and $2.3 million are included in the yield computation for the three months ended 2008 and 2007, respectively.
(2)	Nonaccrual loans have been included in average loan balances.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Annualized.

Rate/Volume Analysis. The following table presents the extent to which the changes in interest rates and the changes in volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

•	changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

	For the Three Months Ended March 31, 2008 v. 2007 Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total
	(In thousands)
Interest on securities, taxable	$(105)	$57	$(48)
Federal funds sold and other	5	(93)	(88)
Loans	11,438	(4,958)	6,480
FHLB stock	21	(9)	12

Total interest income	11,359	(5,003)	6,356

Interest expense:
Interest checking	(27)	(3)	(30)
Savings and money market	682	(1,239)	(557)
Time deposits	4,496	(316)	4,180
Short-term borrowings	473	(61)	412
Long-term debt	64	28	92
Junior subordinated debt	475	(73)	402

Total interest expense	6,163	(1,664)	4,499

Net increase	$5,196	$(3,339)	$1,857

(1)	Changes due to both volume and rate have been allocated to volume changes.

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

General. Net loss was $14.4 million for the three months ended March 31, 2008, a difference of $20.0 million or 358.1%, compared with net income of $5.6 million for the three months ended March 31, 2007. The net loss for the three months ended March 31, 2008, was due to a significant increase in the provision for loan losses. The net loss was also impacted by an increase in non-interest expenses and a decrease in non-interest income, offset in part by an increase in net interest income when compared to the corresponding period in 2007. Basic and diluted loss per share were ($0.95) for the three months ended March 31, 2008, compared with basic and diluted income per share of $0.41 and $0.39, respectively, for the three months ended March 31, 2007. For the three months ended March 31, 2008, our annualized return on average stockholders’ equity was (36.2%) compared with 20.6% for the corresponding period in 2007. Our annualized return on average assets was (3.2%) for the three months ended March 31, 2008, compared with 1.8% for the corresponding period in 2007.

Interest and Dividend Income. Total interest and dividend income increased $6.4 million, or 21.6%, to $35.8 million for the three months ended March 31, 2008 from $29.4 million for the corresponding period in 2007. This increase is primarily attributable to an increase in the average balance of earning assets, primarily loans. The increase in the average balance of loans reflects a significant increase in our portfolio of construction and land loans. We also experienced increases in the average balances of our commercial real estate, commercial and industrial, and single family residential real estate loan portfolios. We experienced a decrease in our average yield on loans for the three months ended March 31, 2008 due to the recent decreases in our prime lending rates, reflecting the general decline in market interest rates that began in the second half of 2007 and continued in the first quarter of 2008. The decreases in our prime lending rates resulted in immediate declines in the rates on our variable rate loans which make up the significant majority of our loan portfolio. Our interest income was also negatively impacted by the significant increase in nonaccrual loans during the first quarter of 2008.

Interest Expense. Total interest expense increased $4.5 million, or 36.5%, to $16.8 million for the three months ended March 31, 2008 from $12.3 million for the corresponding period in 2007. These increases primarily reflect an increase in the average balance of interest-bearing liabilities, especially our interest-bearing deposits, short-term borrowings and junior subordinated debt, offset by a decrease in the average cost of our interest-bearing liabilities. In particular, the average balance of our time deposits, one of our highest cost sources of funds, increased by 89.6% primarily reflecting our competitive pricing during these periods. The increase in interest expense also reflects an increase of 71.9% in the average balance of our borrowed funds as we continued to use FHLB borrowings and junior subordinated debt to supplement deposits to fund our operations.

Net Interest Income. Net interest income increased $1.9 million, or 10.9%, to $18.9 million for the three months ended March 31, 2008 from $17.1 million for the corresponding period in 2007. This was due to the overall growth of our average balance sheet, reflecting the effect of an increase of $544.4 million in average interest-bearing assets which was funded with an increase of $413.0 million in average deposits.

The net interest margin for the three months ended March 31, 2008 was 4.34% compared to 5.72% for the corresponding period in 2007. This decrease is primarily attributable to a decrease in the average yield of our loan portfolio reflecting recent interest rate cuts as well as continued competitive pressures on the pricing of our deposit products. These competitive pressures partially mitigated the impact of the significant decline in market interest rates. In addition, our net interest margin decreased by approximately 0.22% due to the reversal of interest income on loans being placed on nonaccrual status during the first quarter of 2008. Further interest rate cuts and increased funding costs due to significant increased competition for deposits and loans is expected to result in further compression of our net interest margin for the remainder of 2008 assuming market rates remain at their current levels.

Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

Our provision for loan losses was $31.0 million for the three months ended March 31, 2008 compared with $1.3 million for the corresponding period of 2007. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors. The significant increase in the provision for loan losses for the three months ended March 31, 2008 is primarily attributable to the Company’s residential construction and land loan portfolio which continues to experience deterioration in estimated collateral values and repayment abilities of some of the Company’s customers. Other reasons for the increase are attributable to an overall increase in nonperforming assets, an increase in our potential problem loans and the continuing general weakening economic conditions in the markets served by the Company.

During the first quarter of 2008, we continued to experience significant competitive pressures and challenging market conditions in the markets in which we operate as the economies in the Las Vegas and Phoenix/Scottsdale areas, as well as the national economy, have shown signs of significant weakness. The Las Vegas economy has weakened recently as the loss of real estate and construction jobs from the declining residential market, as well as lost casino/hotel jobs due to the scheduled closing of old casino resorts to make way for new casino projects, has caused the local unemployment rate to rise to 5.7% as of March 2008 compared to 4.3% a year earlier and 5.6% at December 31, 2007. Population growth has also tapered off, rising 2.7% from 2006 to 2007. New home sales in the first quarter of 2008 were down 44% from the first quarter of 2007. In the Phoenix area, closings of new homes and resale homes in the first quarter of 2008 have decreased 46% and nearly 39%, respectively, compared to the first quarter of 2007. As a result, the residential housing markets in the Las Vegas and Phoenix areas have experienced a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. The extent of the impact of the deterioration of the Nevada and Arizona economies and real estate markets on certain segments of our loan portfolio, namely our residential construction and residential land loans, began to be realized toward the end of the first quarter of 2008 as project delays mounted and updated appraisals showing significant lower valuations were received. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which requires us to place the loan into nonaccrual status. These economic trends have begun to adversely affect our asset quality with nonaccrual loans increasing to $78.0 million as of March 31, 2008, compared to $13.1 million at December 31, 2007. Nonperforming loans as a percentage of gross loans were 4.79% as of March 31, 2008, compared to 0.84% at December 31, 2007. Nonperforming assets as a percentage of total assets were 4.14% as of March 31, 2008, compared to 0.75% as of December 31, 2007. In addition, our potential problem loans totaled approximately $274.5 million at March 31, 2008 compared to $84.5 million at December 31, 2007. For the three months ended March 31, 2008, net charge-offs as a percentage of average loans were 0.57% compared to less than 0.01% for the corresponding period in 2007. OREO was $1.2 million at March 31, 2008 compared to $110,000 at December 31, 2007. Continuation of these economic and real estate factors are likely to continue to affect our asset quality and overall performance.

The specific increase in the allowance for loan losses reflects specific reserves on impaired loans as required by SFAS 114, general reserves based on various qualitative and quantitative factors reflecting among other things a significant increase in potential problem loans and the migration of those loans into higher regulatory grades and a qualitative adjustment in the amount of $6.0 million for impaired loans for which updated appraisals have not been received but for which the recently received appraisals on other loans indicate a general decline in collateral values.

The ratio of nonperforming loans to total gross loans was 4.79% at March 31, 2008 compared to 0.84% at December 31, 2007. The ratio of the allowance for loan losses to nonperforming loans was 52.15% at March 31, 2008 compared with 147.60% at December 31, 2007. Nonperforming loans increased to $78.0 million at March 31, 2008 from $13.1 million at December 31, 2007. See “– Critical Accounting Policies – Allowance for Loan Losses.”

Other Income. We earn non-interest income primarily through gains on sales of loans, fees related to services provided to deposit customers, and fees related to services provided to current and potential loan customers.

Total non-interest income decreased $705,000, or 26.4%, to $2.0 million for the three months ended March 31, 2008 from $2.7 million for the corresponding period of 2007. This decrease is primarily attributable to a decrease in gain on sales of loans, due to the overall decrease in market demand for these products which affected the timing of origination and sale of these loans, as well as a general decline in the premiums obtained from the sale of these loans. The table below represents a breakdown of our other income for the periods indicated.

	For the Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(In thousands)
Gain on sale of loans	$1,245	$1,831	$(586)
Service charges	265	199	66
Investment securities gains (losses), net	52	31	21
Loan servicing fees, net of amortization	67	189	(122)
Gain on disposal of other assets	3	—	3
Other income	337	424	(87)

Total non-interest income	$1,969	$2,674	$(705)

Non-Interest Expense. Non-interest expense increased $2.9 million, or 30.6%, to $12.3 million for the three months ended March 31, 2008 from $9.4 million for the corresponding period of 2007. The increase is attributable to our overall growth, specifically to the opening of new branches and hiring of new loan officers and other employees, as well as increased expenses related to operating as a public company. Salaries and employee benefit costs increased $1.5 million as a result of additional employees, related increased benefit costs, and normal salary increases. Occupancy expenses increased $441,000 for the three months ended March 31, 2008 compared to the corresponding period of 2007, as a result of additional property and fixed assets relating to our new branch office openings and our new administrative center. Depreciation and amortization expense increased $180,000 for the three months ended March 31, 2008 compared to the corresponding period of 2007, primarily as a result of the increase in property and equipment associated with our new branch offices and administrative center. Insurance expense increased $245,000 for the three months ended March 31, 2008 compared to the corresponding period of 2007, due to increased insurance costs and an increase in FDIC deposit insurance assessments given to all banks since the second quarter of 2007. Other non-interest expense increased $480,000 for the three months ended March 31, 2008 compared to the corresponding period of 2007, due to our overall franchise growth. The table below sets forth the components of our non-interest expense for the periods indicated.

	For the Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(In thousands)
Salaries, wages and employee benefits	$7,367	$5,830	$1,537
Occupancy	1,157	716	441
Depreciation and amortization	772	592	180
Insurance	314	69	245
Professional fees	930	851	79
Advertising, public relations and business development	313	225	88
Customer service expense	92	87	5
Loss on other real estate owned	16	182	(166)
Other	1,359	879	480

Total non-interest expense	$12,320	$9,431	$2,889

Income Taxes. Total income tax benefit was $8.0 million for the three months ended March 31, 2008, a difference of $11.4 million or 335.3% compared with total income tax expense of $3.4 million for the corresponding period of 2007. Our effective federal income tax rate was 35.7% for the three months ended March 31, 2008, compared to 37.8% for the corresponding period of 2007.

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Our primary sources of funds are cash received from scheduled amortization and prepayments of loans, new deposits, borrowed funds, maturities and calls of investment securities and funds provided by our operations. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to twenty times the amount of FHLB stock owned. The value at cost of our FHLB stock at March 31, 2008 is approximately $5.9 million.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $84.7 million at March 31, 2008, an increase of $70.9 million, or 512.2%, from $13.8 million at December 31, 2007. This increase is due to our concerted efforts to increase our liquidity, which has continued into the second quarter of 2008. Our cash and cash equivalents were $213.2 million at April 30, 2008.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

We experienced an increase in deposits of $145.6 million during the three months ended March 31, 2008 compared with a net increase of $165.0 million during the corresponding period of 2007. The majority of this increase is attributable to our increase in brokered deposits. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors.

At March 31, 2008, there were $865.7 million in time deposits scheduled to mature within one year. Based on our historical experience and competitive pricing practices, we expect to be able to retain or replace a substantial portion of these maturing deposits although we expect to gradually reduce the level of brokered deposits throughout the remainder of 2008.

Our 20 largest depositors accounted for approximately 51.7% of our total deposits and our five largest depositors accounted for approximately 44.3% of our total deposits at March 31, 2008. Our four largest depositors accounted for $674.1 million, or 42.9% of total deposits at March 31, 2008. The deposit balances of these four largest customers are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The balances of our brokered deposits measured as of each month end from January 1, 2007 to March 31, 2008 have fluctuated, ranging from a high of $674.1 million, or 42.9% of total deposits to a low of $228.3 million, or 22.3% of total deposits.

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

We believe that our net income has not been, and do not expect it to be, adversely affected by the use of brokered short-term deposits. As a general matter, we price brokered deposits separately from our pricing of deposits gathered through our local branch networks. Both historically and currently, our brokered deposits have had a lower average cost than time deposits gathered through our local branch network because we can offer rates to brokered deposit customers outside of our market area that are lower than the rates we offer through our local branch network. In addition, our brokered deposits have had a comparable cost to wholesale borrowings available through the use of Federal Home Loan Bank borrowings. As with all funding decisions, we continually analyze our various funding choices and price our deposit products, including brokered deposits, with a view towards obtaining the lowest cost funding while meeting our liquidity needs and achieving the best net interest margin possible. We carefully monitor the balances in our brokered accounts, the impact of movements in interest rates generally, the interest rates offered by local competitors, the rates offered by other institutions that access the brokered deposit market, the availability of wholesale borrowings and related costs of such funding sources. We have also developed contingency funding plans in the event that we fail to retain one or more of our brokered deposit customers.

Due to the nature of our larger customers’ businesses, the deposit balances they maintain with us may fluctuate significantly from month to month resulting in the list of our largest depositors similarly changing. For example, two of our five largest depositors are large financial services companies that provide financing services to other financial service companies, securities clearing services to brokerage firms and brokerage services to a large number of commercial and individual customers. Additionally, two of our nine largest depositors are title insurance companies. Part of the services these financial services companies and title insurance companies provide to their customers includes holding short term account balances to facilitate the ordinary course of business of these customers. Although the many individual account balances of the customers of our large financial services depositors tend to be smaller, when placed on deposit with us into our depositor’s account they result, in the aggregate, in a very large balance relative to our other accounts. Due to the short-term nature of the deposit balances maintained by the customers of our large depositors, the deposit balances maintained with us tend to fluctuate.

The loss of one or more of our largest 20 customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have not experienced any liquidity issues to date with respect to brokered deposits or our other large balance deposits and we believe we have ample alternative sources of funding, albeit currently at slightly higher rates, to more than compensate for the loss of one or more of these customers. We have approximately $155.2 million in brokered deposits scheduled to mature in the second quarter of 2008. Depending on the interest rate environment and competitive factors, these deposits may need to be replaced with higher cost funding.

For the three months ended March 31, 2008, we experienced a net increase in other borrowed funds, federal funds purchased and securities sold under repurchase agreements of approximately $19.4 million, compared to a net increase of $313,000 during the corresponding period of 2007. The net increase in the first three months of 2008 reflects our decision to supplement our reliance on deposits as our primary source of funds with lower costing borrowed funds, when available. In May 2008, the Company’s capacity to purchase federal funds under agreements with other lending institutions was reduced to approximately $69.0 as compared to approximately $104.0 million at March 31, 2008 and approximately $90.5 million as of December 31, 2007.

At March 31, 2008, there were $97.6 million in borrowed funds scheduled to mature within one year. We anticipate we will have sufficient resources to meet this funding commitment by borrowing new funds at prevailing market interest rates or paying off the borrowed funds as they mature or are called.

Our primary use of funds is for the origination of construction and land loans, commercial loans and commercial real estate loans. Our net increase in total loans was $79.3 million during the three months ended March 31, 2008 compared with $152.9 million for the corresponding period in 2007. The decrease in net loan originations for the first three months of 2008 reflected the overall decrease in demand for loans in the markets in which we operate reflecting the worsened economic conditions as well as our overall strategy to slow our overall loan growth.

Cash flow from our investment activities included purchases of securities for our investment portfolio during the three months ended March 31, 2008, which were $21.3 million compared with $3.1 million during the corresponding period of 2007. The increase in purchases of securities reflected the decreased demand for our loan products as well as increasing the liquidity value of our assets. The proceeds from maturing of securities available-for-sale were $16.0 million during the three months ended March 31, 2008 compared with $6.7 million during the corresponding period of 2007. The proceeds from sale of securities available-for-sale were $5.3 million during the three months ended March 31, 2008 compared with $4.3 million during the corresponding period of 2007.

Other sources of liquidity for Silver State Bancorp may include dividend payments from our subsidiary bank. During 2007 and the first three months of 2008, Silver State Bancorp did not receive any capital distributions from its subsidiary banks. On April 1, 2008, our subsidiary Choice Bank merged with and into Silver State Bank. Applicable federal and state law may limit the amount of capital distributions Silver State Bank may make.

At March 31, 2008, the Company exceeded all regulatory capital requirements and are considered to be “well-capitalized” with a total capital to risk weighted assets of 11.4%, Tier 1 capital to risk weighted assets of 9.1% and a Tier 1 capital to average assets, or leverage, ratio of 9.3%. At March 31, 2008, both Silver State Bank and Choice Bank are also considered to be “well-capitalized.” However, if the Company continues to experience losses and continued deterioration of its loan portfolio in future periods, the Company could be deemed “adequately capitalized” which would increase premiums for deposit insurance and also require FDIC approval to gather brokered deposits.

We are considering a variety of strategic alternatives to enhance our capital position and strengthen our balance sheet. To assist us in evaluating these alternatives our Board of Directors has enlisted the services of Keefe, Bruyette & Woods, Inc., a nationally recognized investment banking firm.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of our subsidiary banks. These arrangements are primarily commitments to originate and purchase loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first three months of 2008 and did not have any such hedging transactions in place at March 31, 2008, which would create other off-balance sheet arrangements.

We have also committed to irrevocable and unconditional limited guarantees with respect to the holders of trust preferred securities of our unconsolidated trust subsidiaries to the extent that Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV, Silver State Capital Trust V, and Silver State Capital Trust VI have received interest payments from us on our issued junior subordinated debt, but have not made payments or distributions to the holders of their trust preferred securities for the following: (1) accrued and unpaid distributions, (2) the redemption price, and (3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. We do not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have any such future effects.

We also have entered into long-term contractual obligations consisting of advances from FHLB. These advances are secured with collateral generally consisting of securities. As of March 31, 2008, these long-term FHLB advances totaled $53.6 million and will mature by October 25, 2010.

Our commitments associated with commitments to extend credit were $472.1 million at March 31, 2008 compared to $530.9 million at December 31, 2007. Our commitments associated with standby letters of credit were $3.1 million at March 31, 2008 compared to $2.5 million at December 31, 2007.

Critical Accounting Policies

Note 1 to our Audited Consolidated Financial Statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K, contains a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, our adoption of them and the related impact of their adoption. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and asset impairment judgments, including other than temporary declines in the value of our securities, involve a high degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are continually reviewed by management, and are periodically reviewed with our Audit Committee and our Board of Directors. The following is a discussion of these critical accounting policies and significant estimates. Additional information about these policies can be found in Note 1 of the Audited Consolidated Financial Statements filed with the SEC on Form 10-K.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses incurred in the loan portfolio. Our allowance for loan loss methodology incorporates a variety of risk considerations in establishing an allowance for loan loss that we believe is adequate to absorb losses in the existing portfolio. Such analysis addresses our historical loss experience, delinquency and charge-off trends, trends in volume and terms of loans, collateral value, changes in loan policies, national and local market economic trends, size and complexity of credits, credit concentrations, peer group comparisons and other considerations. This information is then analyzed to determine “estimated loss factors” which, in turn, is assigned to each loan category. We also closely evaluate each credit graded “watch list/special mention” and below to individually assess the appropriate specific loan loss reserve on these credits. In addition to ongoing internal loan review monitoring and risk assessment, management utilizes independent loan review firms to review our loan underwriting and credit administration practices, which also assists management with determining the appropriateness of our allowance for loan losses.

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

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are made on both a specific and general basis. Specific allowances are provided on impaired credits pursuant to SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The general component of the allowance for loan losses is based on historical loss experience and adjusted for qualitative and environmental factors pursuant to SFAS No. 5 “Accounting for Contingencies” and other related regulatory guidance. At least quarterly, we review the assumptions and formulas related to our general valuation allowances in an effort to update and to refine our allowance for loan losses in light of the various factors described above. Continuing into the first quarter of 2008, we decided to make further increases to the environmental loss factors due to the weaknesses in the real estate markets in which we operate, significant declines in appraisal valuations received late in the first quarter of 2008, increases in nonperforming loans, increases in potential problem loans, and the general weakening of the local economies in the markets in which we operate. In the event that our residential construction and land portfolio continues to experience deterioration in estimated collateral values, we may have to further adjust and discount the appraised values for the collateral underlying the loans in that portfolio, which could result in significant increases to our provision for loan losses.

We consider the ratio of the allowance for loan losses to total loans at March 31, 2008 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

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

Goodwill Impairment. Goodwill is presumed to have an indefinite useful life and is tested, at least annually, for impairment at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The Company annually reviews the goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. If the fair value of our reporting unit with goodwill exceeds its carrying amount, further evaluation is not necessary. However, if the fair value of our reporting unit with goodwill is less than its carrying amount, further evaluation is required to compare the implied fair value of the reporting unit’s goodwill to its carrying amount to determine if a write-down of goodwill is required.

We would test our goodwill for impairment between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment.

The Company reviewed goodwill for the Choice Bank reporting unit for impairment as of October 1, 2007 in accordance with SFAS 142, Goodwill and Other Intangible Assets. No impairment to goodwill was recognized at that time. In addition, the Company considered other events and circumstances through March 31, 2008 in accordance with SFAS 142 for the Choice Bank reporting unit and has determined that no impairment loss is necessary. As a result of Choice Bank being merged into Silver State Bank effective April 2008, the Company’s reporting unit for goodwill impairment purposes will be Silver State Bank.

At March 31, 2008, the Company’s market capitalization (based on total shares outstanding, excluding unvested restricted stock) was less than our total stockholders’ equity by $11.0 million. Through May 14, 2008, our market capitalization continues to be less than total stockholders’ equity. Should this situation continue to exist at June 30, 2008, we will consider this and other factors including the Company’s results of operations and may prepare a valuation of the Silver State Bank reporting unit to determine whether goodwill is impaired. No assurance can be given that we will not record an impairment loss on goodwill in 2008. Because goodwill is not included in the calculation of regulatory capital, the Company’s and Silver State Bank’s regulatory capital ratios would not be affected by this potential non-cash expense.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately affect the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During 2007, the market yield curve was primarily flat. During the final four months of 2007 and the first four months of 2008, there were significant decreases in short-term interest rates which resulted in a more positively sloped yield curve. Our earnings are adversely affected by a decrease in interest rates because a significant majority of our interest-earning assets are variable rate instruments that will reprice faster than our interest-bearing liabilities, which will result in further compression of our net interest margin. Any further decreases in these short-term interest rates will likely have a similar effect. In addition, although more discretionary, rates for our interest-bearing deposits are slower to adjust to the decreases in rates due to competitive pressures.

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

March 31, 2008

Sensitivity of Net Interest Income

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
	(Dollars in thousands)
Up 300 basis points	$59,075	8.1%
Up 200 basis points	57,594	5.4
Up 100 basis points	56,119	2.7
BASE	54,644	—
Down 100 basis points	54,467	(0.3)
Down 200 basis points	54,313	(0.6)
Down 300 basis points	53,803	(1.5)

Our percentage change for increases or decreases in net interest income by 200 basis points were 5.4% and (0.6%) for the three months ended March 31, 2008 compared to 10.4% and (9.6%) for the year ended December 31, 2007.

ITEM 4.	Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Solely as a result of the material weakness relating to a qualitative adjustment for impaired loans described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were ineffective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our independent auditors identified the following material weakness in connection with management’s preparation of the consolidated financial statements for the quarter ended March 31, 2008:

The Company experienced significant declines in the valuations for certain residential (construction and land loans) collateral related to the Company’s loan portfolio late in the first quarter of 2008, and continuing through May 2008. The declines in the valuations were evidenced by recently received updated appraisals for a portion of this collateral. The Company’s initial internal allowance for loan loss calculation as of March 31, 2008 did not reflect a qualitative adjustment for impaired loans for which updated appraisals had not yet been received. The Company’s independent auditors communicated to management that such an adjustment would be appropriate. As a result, a qualitative adjustment was recorded to the allowance for loan losses as of March 31, 2008, in the amount of approximately $6.0 million, which was reflected in the Company’s earnings press release for the first quarter of 2008 and in this Quarterly Report on Form 10-Q.

Subsequent to March 31, 2008, management has implemented an ongoing process to modify the allowance for loan loss calculation to include any further necessary qualitative adjustments for impaired loans for which updated appraisals have not been received to remediate the material weakness described in the preceding paragraph.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of March 31, 2008 due to the material weakness described above, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition as of March 31, 2008 and December 31, 2007 and consolidated results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007, in conformity with GAAP.

In addition, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the establishment of a new internal loan review function.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

We previously were named as a defendant in one such lawsuit and, by agreement of the plaintiff, were dismissed from the lawsuit without prejudice. We were also named in two other complaints (along with several other defendants) alleging conversion, breach of fiduciary duty, negligence, fraud and civil RICO claims. More than a year has elapsed since the filing of those complaints, and they have not been served on Silver State Bank.

Silver State Bank was also recently named, along with 41 other named defendants, as a defendant in a consolidated litigation pending before the Nevada District Court, Clark County (P&D Kelesis, LLC et al. v. Southwest Exchange, et al., Case No. A535439), claiming causes of action for conversion and negligence per se against the Bank. The plaintiffs purported to serve Silver State Bank with this complaint on February 7, 2008. The amount claimed in this consolidated lawsuit is approximately $12.7 million. On April 11, 2008, the plaintiffs served the Bank with an amended complaint, claiming causes of action for breach of fiduciary duty, conversation, negligence per se, unjust enrichment, and Breach of Uniform Fiduciaries Act. On May 2, 2008, some, but not all, additional claimants joined in the Amended Claims (the “Albrittons’ Claims”). The Albrittons’ Claims total $8.0 million, bringing total claims against Silver State Bank related to this matter to approximately $20.7 million. The Bank filed a motion to dismiss the complaint (or in the alternative, for summary judgment) which was denied by the court to allow the plaintiffs additional time for discovery. After the period for discovery, the plaintiffs may amend the complaint and we may file new motions for dismissal or summary judgment.

We believe the allegations against us in these lawsuits are without merit and we intend to vigorously defend these and any other future lawsuits pertaining to this matter. However, if we are not dismissed from these lawsuits or are included in other litigation regarding Southwest Exchange, our employees, officers and directors may be required to expend substantial amounts of time in connection with such litigations which will prevent them from concentrating on our normal business. In addition, we may be required to spend substantial sums on legal representation in connection with any such litigation until the claims are dismissed.

We are not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

ITEM 1A.	Risk Factors

We experienced a net loss in the first quarter of 2008 and can provide no assurance that additional losses will not be realized in future quarters.

We realized a net loss of $14.4 million in the first quarter of 2008. The net loss in the first quarter was due primarily to an increase compared to March 31, 2007 of $29.7 million to the provision for loan losses, the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolio, which continues to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase are attributable to an overall increase in nonperforming assets, an increase in our potential problem loans and the continuing general weakening economic conditions and decline in real estate values in the markets served by the Company. At March 31, 2008, our nonaccrual loans were $78.0 million compared to $13.1 million at December 31, 2007 and our potential problem loans were $274.5 million compared to $84.5 million at December 31, 2007. These increases are primarily due to our residential construction and residential land loan portfolio.

The net loss in the first quarter of 2008 has reduced our stockholders’ equity at March 31, 2008. If we experience additional losses in the future, it will restrict our ability to grow our balance sheet as we have in the past. Accordingly, our primary short-term strategy is to manage our credit quality and strengthen, rather than grow, our balance sheet.

To assist us in identifying weaknesses in our construction and land loan portfolios, we ordered updated appraisals on the real estate collateral underlying these loans and in April 2008, we engaged an independent third party to review these portions of our loan portfolio. The results of appraisal updates and the independent loan review were taken into account in establishing our provision for loan losses in the first quarter of 2008. The independent loan review has been completed with respect to our residential construction and residential land loan portfolio and is now focused on our commercial construction portion which we expect will be completed in the second quarter of 2008. In addition, we continue to receive updated appraisals with respect to our residential construction and residential land portfolios, as well as, our commercial construction and land loan portfolios.

Although we believe we have identified the bulk of the risk related to our residential construction and land loan portfolio, there can be no assurance that the results of the independent loan review and updated appraisals will not reveal significant additional weaknesses in those portfolios or our commercial construction and commercial land loan portfolios, which could result in further losses.

As economic conditions have worsened in our markets, our stock price deteriorated. At March 31, 2008, the Company’s market capitalization (based on total shares outstanding, excluding unvested restricted stock) was less than our total stockholders’ equity by $11.0 million. Through May 14, 2008, our market capitalization continues to be less than total stockholders’ equity. Should this situation continue to exist at June 30, 2008, we will consider this and other factors including the Company’s results of operations and may prepare a valuation of the Silver State Bank reporting unit to determine whether goodwill is impaired. No assurance can be given that we will not record an impairment loss on goodwill in 2008. Because goodwill is not included in the calculation of regulatory capital, the Company’s and Silver State Bank’s regulatory capital ratios would not be affected by this potential non-cash expense.

If we experience additional losses, we may not remain “well-capitalized” for regulatory purposes, which will result in higher deposit insurance premiums, will require FDIC approval to gather brokered deposits and may result in the withdrawal of our brokered deposits.

If we experience further losses in addition to the losses we experienced in the first quarter of 2008, it is possible that our capital status will change from “well-capitalized” to “adequately capitalized.” The FDIC determines the applicable insurance premium for each bank each quarter, based in part, on the bank’s regulatory capital classification as of each quarter end. If we fail to keep our “well-capitalized” status at June 30, 2008 or future quarter-end dates, we will incur increased premiums for deposit insurance for that quarter. We also would be required to obtain FDIC approval to gather brokered deposits during such times as we are considered to be “adequately capitalized” for regulatory capital purposes. In addition, if we fall below the “well-capitalized” level it may trigger acceleration of certain of our brokered deposits held as money market accounts and result in the non-renewal of brokered deposits held as CDs. Because our four largest depositors are considered brokered deposits, acceleration of payment on these deposits could have a material impact on our liquidity.

The greater Las Vegas and Phoenix/Scottsdale economies continue to weaken. The continuation of this weakening could seriously affect Silver State’s profitability and asset quality.

Las Vegas and Phoenix, the primary markets in which we operate, each experienced dramatic economic growth for many years, which fueled a demand for our loans and deposit products. The Las Vegas economy began weakening in the second half of 2007 as the loss of real estate and construction jobs from the declining residential market, as well as lost casino/hotel jobs due to the scheduled closing of old casino resorts to make way for new casino projects, caused the local unemployment rate to rise. The Las Vegas economy continued experiencing weakness in the first quarter of 2008 as the downturn in the national economy adversely affected tourism and the sluggish credit markets put some projected resort properties on hold. Taxable sales in Clark County (the county in which Las Vegas is located) were down 4.9% in January 2008 as compared to January 2007 and down 3.1% in February 2008 as compared to February 2007. Passenger traffic at McCarran Airport fell in each month of the first quarter of 2008 as compared to the same month in 2007, with the exception of February, which benefited from the extra day in 2008.

The weakened Las Vegas economy is also reflected in increased vacancy rates for commercial real estate projects. The industrial market ended the first quarter of 2008 with a 7.1% vacancy, up from 6.1% in the fourth quarter of 2007. Office vacancy ended at 13.4% in the first quarter of 2008, up from 12.2% in the fourth quarter of 2007 and anchored retail centers had a 3.3% vacancy rate in the Las Vegas metropolitan area in the first quarter of 2008, up from 3.1% in the fourth quarter of 2007. Although the number of new home sales and resale closings increased in each consecutive month in the first quarter of 2008, the volume of sales was down 44% for new home sales and down 34% for resales from the first quarter of 2007. In addition, the unemployment rate in Southern Nevada rose to 5.7% at first quarter end as compared to 5.6% at year end and 4.3% at first quarter end 2007.

In the Phoenix area, closings of new homes in the first quarter of 2008 decreased 46% as compared to the first quarter of 2007, while the number of resale closings in the first quarter 2008 decreased by nearly 39% from the first quarter 2007. The Phoenix office market was 14.9% vacant at the end of the first quarter 2008, a 3.3% increase from the end of the first quarter 2007.

The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. These economic trends have adversely affected our asset quality with nonaccrual loans increasing to $78.0 million and potential problem loans increasing to $274.5 million at the end of the first quarter of 2008. A continuation or further weakening of the real estate or employment market in the Las Vegas area (which is our single largest market) or the Phoenix area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, adversely affecting our profitability and asset quality.

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

Changes in the interest rate environment can affect both our net interest income and our non-interest income. Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The Federal Open Market Committee (FOMC) further reduced the Discount Rate by 225 basis points and the Federal Funds Rate by 200 basis points during the 2008 first quarter, and by an additional 25 basis points to both rates at its recent meeting in April 2008. These decreases in short-tem interest rates have resulted in a more positively sloped yield curve. Our prime lending rate had a corresponding decrease, from 7.25% at December 31, 2007 to 5.00% currently, resulting in a decrease in the rates on floating rate loans as well as the rates on new fixed-rate loans. Our earnings will be adversely affected by a decrease in interest rates because a significant majority of our interest-earning assets are variable rate instruments that will reprice faster than our interest-bearing liabilities, which will result in further compression of our net interest margin (computed by dividing net interest income by total average earning assets) in 2008. Any further decreases in the Discount Rate and the Federal Funds Rate by the FOMC will likely have a similar effect. In addition, although more discretionary, rates for our interest-bearing deposits are slower to adjust to the decrease in rates due to competitive pressures. The computation of a prospective effect of a 100 point hypothetical interest rate decrease results in a decrease of net interest income of (0.3%) for the three months ended March 31, 2008. For additional information on the sensitivity of net interest income due to hypothetical interest rate changes, please see “ – Item 3. Quantitative and Qualitative Disclosures about Market Risk .”

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

We have recently had a significant increase in nonperforming assets, potential problem loans, impaired loans and charge-offs due primarily to residential construction and land loans where the borrower has experienced financial difficulty or experienced delays caused by the permitting process, and the general economic slowdown in the markets in which we operate, which has affected the timing or completion and ultimate disposition of the finished project.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates, environmental risks and legislation that could result in significant additional costs and capital requirements that could adversely affect our assets and results of operations.

A significant portion of our loan portfolio is secured by real estate. Real estate served as the principal source of collateral with respect to approximately 91% of our loan portfolio at March 31, 2008 and December 31, 2007 and approximately 89% of our loan portfolio at December 31, 2006. Our markets have experienced a sharp increase in real estate values in recent years, in part as the result of historically low interest rates. More recently, real estate values have been declining in the markets in which we operate.

During the first quarter of 2008, we continued to experience significant competitive pressures and challenging market conditions in the markets in which we operate as the economies in the Las Vegas and Phoenix/Scottsdale areas, as well as the national economy, have shown signs of significant weakness. As a result, the residential housing markets in the Las Vegas and Phoenix areas have experienced a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. The extent of the impact of the deterioration of the Nevada and Arizona economies and real estate markets on certain segments of our loan portfolio, namely our residential construction and land loans, began to be realized toward the end of the first quarter of 2008 as project delays mounted and updated appraisals showing significant lower valuations were received. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which requires us to place the loan into nonaccrual status. The Company experienced a decline in the valuations of the real estate collateral for certain portions of its loan portfolio late in the first quarter of 2008, and continuing through May 2008, as reflected in recently received updated appraisals.

These economic trends have begun to adversely affect our asset quality with nonaccrual loans increasing to $78.0 million compared to $13.1 million at December 31, 2007. Nonperforming loans as a percentage of gross loans were 4.79% as of March 31, 2008, compared to 0.84% at December 31, 2007. Nonperforming assets as a percentage of total assets were 4.14% as of March 31, 2008, compared to 0.75% as of December 31, 2007. In addition, our potential problem loans totaled approximately $274.5 million at March 31, 2008 compared to $84.5 million at December 31, 2007. For the three months ended March 31, 2008, net charge-offs as a percentage of average loans were 0.57% compared to less than 0.01% for the corresponding period in 2007. OREO was $1.2 million at March 31, 2008 compared to $110,000 at December 31, 2007. Continuation of these economic and real estate factors are likely to affect our asset quality and overall performance.

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

We have a high concentration in real estate loans in our loan portfolio, specifically construction and land loans. At March 31, 2008, approximately 91% of total gross loans were classified as real estate loans. At March 31, 2008, approximately 11% of real estate loans were classified as residential construction loans , approximately 25% of real estate loans were classified as commercial construction loans, approximately 21% were classified as residential land loans, and approximately 19% were classified as commercial land loans. In addition, commercial real estate loans represent approximately 17% and single family residential loans represent approximately 7% of total real estate loans as of March 31, 2008. Approximately 64% of commercial real estate loans are owner occupied.

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

Our ability to make loans is directly related to our ability to secure funding. Core deposits are our primary source of liquidity. We also use the national certificate of deposit, or CD, markets, which are generally CDs purchased by other financial institutions, and brokered CDs. Both the national CD market and brokered CDs are rate sensitive. We also rely on advances from the FHLB of San Francisco as a funding source. We also have entered into agreements with other lending institutions under which we can purchase federal funds through an unsecured line of credit. These agreements can be terminated by the lending institution at any time. In May 2008, the Company’s maximum capacity to purchase federal funds under these agreements was reduced to approximately $69.0 million as compared to approximately $104.0 million at March 31, 2008 and approximately $90.5 million as of December 31, 2007. We can make no assurances that we will continue to have access to this capacity of federal funds in the future. Payments of principal and interest on loans and sales and participations of eligible loans are also a primary source for our liquidity needs.

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

Our 20 largest depositors accounted for approximately 51.7% of our deposits and our five largest depositors accounted for approximately 44.3% of our deposits at March 31, 2008. We have provided loans to two of our 20 largest depositors at December 31, 2007. The total aggregate principal balance of these loans was $30.2 million at March 31, 2008. Our largest depositor as of March 31, 2008 accounted for 22.4% of our total deposits. Of our 20 largest depositors at March 31, 2008, two were related to each other representing 12.9% of our total deposits. Also, of our 20 largest depositors at March 31, 2008, two were entities affiliated with directors of Silver State Bank and Choice Bank representing 1.7% of our total deposits. As of any month ended during the first three months of 2008 and all of 2007, we had up to four depositors who each accounted for more than 5.0% of total deposits at such times. The deposit terms offered to our 20 largest depositors are consistent with the terms offered to our other large depositors. Included among our 20 largest depositors are four depositors who as of March 31, 2008, accounted for $674.1 million, or 42.9%, of our total deposits. The deposit balances of these four customers, which accounted for 42.9% of our total deposits as of March 31, 2008, are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The balances of our brokered deposits measured as of each month end from January 1, 2007 to March 31, 2008 have fluctuated, ranging from a high of $674.1 million, or 42.9% of total deposits to a low of $228.3 million, or 22.3%, of total deposits. Our brokered deposits pose a heightened risk of not being retained by us because these customers tend to be very rate sensitive in making their decisions as to the financial institution with which they choose to place their deposits. We have approximately $155.2 million in brokered deposits scheduled to mature in the second quarter of 2008.

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

We previously were named as a defendant in one such lawsuit and, by agreement of the plaintiff, were dismissed from the lawsuit without prejudice. We were also named in two other complaints (along with several other defendants) alleging conversion, breach of fiduciary duty, negligence, fraud and civil RICO claims. More than a year has elapsed since the filing of those complaints, and they have not been served on Silver State Bank.

Silver State Bank was also recently named, along with 41 other named defendants, as a defendant in a consolidated litigation pending before the Nevada District Court, Clark County (P&D Kelesis, LLC et al. v. Southwest Exchange, et al., Case No. A535439), claiming causes of action for conversion and negligence per se against the Bank. The plaintiffs purported to serve Silver State Bank with this complaint on February 7, 2008. The amount claimed in this consolidated lawsuit is approximately $12.7 million. On April 11, 2008, the plaintiffs served the Bank with an amended complaint, claiming causes of action for breach of fiduciary duty, conversation, negligence per se, unjust enrichment, and Breach of Uniform Fiduciaries Act. On May 2, 2008, some, but not all, additional claimants joined in the Amended Claims (the “Albrittons’ Claims”). The Albrittons’ Claims total $8.0 million, bringing total claims against Silver State Bank related to this matter to approximately $20.7 million. The Bank filed a motion to dismiss the complaint (or in the alternative, for summary judgment) which was denied by the court to allow the plaintiffs additional time for discovery. After the period for discovery, the plaintiffs may amend the complaint and we may file new motions for dismissal or summary judgment.

We believe the allegations against us in these lawsuits are without merit and we intend to vigorously defend these and any other future lawsuits pertaining to this matter. However, if we are not dismissed from these lawsuits or are included in other litigation regarding Southwest Exchange, our employees, officers and directors may be required to expend substantial amounts of time in connection with such litigations which will prevent them from concentrating on our normal business. In addition, we may be required to spend substantial sums on legal representation in connection with any such litigation until the claims are dismissed.

For a summary of risk factors relevant to our operations, see our Annual Report on Form 10-K filed on March 14, 2008. There have been no other material changes in risk factors relevant to our operations since March 14, 2008, other than as set forth above.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program. On November 29, 2007, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 764,415 shares, or 5%, of the Company’s outstanding common stock. Repurchased shares are held in treasury. The Company has no plans to repurchase any additional shares of common stock under this repurchase program during the second quarter of 2008.

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 31, 2008	—	$—	—	629,015
February 1, 2008 through February 29, 2008	86,000	10.95	86,000	543,015
March 1, 2008 through March 31, 2008	60,600	9.34	60,600	482,415

Total	146,600	$10.29	146,600	482,415

(1)	On November 29, 2007, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 764,415 shares of the Company’s common stock.

Use of Proceeds from Registered Securities. On July 17, 2007, the Company’s Registration Statement on Form S-1 covering the offering of 1,500,000 shares of the Company’s common stock, Commission file number 333-142110 was declared effective. The net proceeds of the offering to the Company (after deducting the foregoing expenses) were $25.5 million. From July 17, 2007 through March 31, 2008 a total of $15.0 million and $1.5 million of the net proceeds have been contributed as additional paid-in capital to Silver State Bank and Choice Bank, respectively. In addition, during this same period, the Company has used approximately $3.6 million of the net proceeds to repurchase 282,000 shares of the Company’s outstanding common stock under the stock repurchase program. The remainder has been retained by the Company and invested in accordance with its investment policy, and available for use for general corporate purposes, including but not limited to the repayment of outstanding debt, the addition of new branches in existing and contiguous markets and the development of additional products or services.

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

Silver State Bancorp

Dated: May 15, 2008	By:	/s/ Michael J. Threet
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