Form 10-Q
period 2008-06-30
Silver State Bancorp
filed 2008-08-14
CIK 1362719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common Stock Outstanding: 15,135,765 shares as of July 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Silver State Bancorp and Subsidiary

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(Dollars in thousands)

(UNAUDITED)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$15,918	$13,838
Federal funds sold	224,183	—

Total cash and cash equivalents	240,101	13,838
Securities available-for-sale	51,821	51,966
Federal Home Loan Bank stock, at cost	5,957	5,469
Loans held for sale	86,543	68,868
Loans, net of allowance for losses of $78,869 and $19,304, respectively	1,473,698	1,539,667
Premises and equipment, net	40,666	43,081
Land held for sale	5,508	—
Accrued interest receivable	7,035	9,874
Deferred taxes, net	16,586	5,902
Other real estate owned	16,303	110
Goodwill	—	18,835
Intangible asset, net of amortization of $378 and $247, respectively	786	917
Prepaids and other assets	16,413	5,656

Total assets	$1,961,417	$1,764,183

Liabilities and Stockholders’ Equity
Deposits:
Non-interest-bearing demand	$122,052	$177,084
Interest-bearing:
Checking	414,308	535,902
Savings	25,774	22,943
Time, $100 and over	415,440	256,392
Other time	754,906	434,183

Total deposits	1,732,480	1,426,504
Accrued interest payable and other liabilities	11,969	9,890
Federal funds purchased and securities sold under repurchase agreements	1,595	9,983
Federal Home Loan Bank advances and other borrowings:
Short-term borrowings	30,000	34,000
Long-term borrowings	47,000	56,600
Junior subordinated debt	69,589	69,589

Total liabilities	1,892,633	1,606,566

Stockholders’ Equity
Preferred stock, par value of .001 cents; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of .001 cents; 60,000,000 shares authorized; shares issued 2008: 15,954,098; 2007: 15,944,154; shares outstanding 2008: 15,134,765; 2007: 15,271,421	16	16
Additional paid-in capital	80,224	79,721
Retained earnings (accumulated deficit)	(5,695)	81,974
Accumulated other comprehensive income (loss)	(95)	64

	74,450	161,775
Less cost of treasury stock, 2008: 819,333 shares, 2007: 672,733 shares	(5,666)	(4,158)

Total stockholders’ equity	68,784	157,617

Total liabilities and stockholders’ equity	$1,961,417	$1,764,183

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiary

Consolidated Statements of Operations

For the three months and six months ended June 30, 2008 and 2007

(Dollars in thousands, except per share information)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income on:
Loans, including fees	$27,219	$33,411	$62,132	$61,844
Securities, taxable	1,022	634	1,667	1,327
Dividends on FHLB stock	83	40	154	99
Federal funds sold and other	729	258	853	470

Total interest income	29,053	34,343	64,806	63,740

Interest expense on:
Deposits	15,626	12,713	29,986	23,480
Federal funds purchased and securities sold under repurchase agreements	31	88	123	242
Short-term borrowings	357	250	996	415
Long-term borrowings	620	643	1,283	1,214
Junior subordinated debt	772	689	1,840	1,355

Total interest expense	17,406	14,383	34,228	26,706

Net interest income	11,647	19,960	30,578	37,034
Provision for loan losses	69,100	1,860	100,100	3,190

Net interest income (loss) after provision for loan losses	(57,453)	18,100	(69,522)	33,844

Other income:
Gain on sale of loans	577	1,202	1,822	3,033
Net realized gain on sales of available-for-sale securities	—	—	52	31
Service charges on deposit accounts	258	221	523	420
Loan servicing fees, net of amortization	74	61	141	250
Other income	538	406	875	830
Gain (loss) on disposal of other assets	(2)	(16)	1	(16)

	1,445	1,874	3,414	4,548

Non-interest expense:
Salaries, wages and employee benefits	5,160	6,414	12,527	12,244
Occupancy	1,208	852	2,365	1,568
Depreciation and amortization	800	613	1,572	1,205
Insurance	613	552	927	621
Professional fees	1,544	463	2,474	1,314
Advertising, public relations and business development	286	226	599	451
Customer service expense	57	100	149	187
Goodwill impairment	18,835	—	18,835	—
Loss on other real estate owned	152	—	168	182
Other	1,358	943	2,717	1,822

	30,013	10,163	42,333	19,594

Income (loss) before income taxes	(86,021)	9,811	(108,441)	18,798
Income taxes (benefit)	(12,827)	3,641	(20,826)	7,040

Net income (loss)	$(73,194)	$6,170	$(87,615)	$11,758

Comprehensive income (loss)	$(73,534)	$6,090	$(87,775)	$11,702

Basic income (loss) per common share	$(4.84)	$0.45	$(5.78)	$0.86

Diluted income (loss) per common share	$(4.84)	$0.44	$(5.78)	$0.83

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007

(Dollars in thousands)

(UNAUDITED)

	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(87,615)	$11,758
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sales of securities	(52)	(31)
(Gain) loss on disposal of other assets	(1)	16
Loss on other real estate owned transactions	168	182
Depreciation and amortization	1,572	1,205
Net amortization of securities premiums and discounts	68	—
Provision for loan losses	100,100	3,190
Stock-based compensation expense	445	223
Change in deferred taxes	(10,567)	—
Increase in loans held for sale, net	(17,701)	(18,964)
Goodwill Impairment	18,835	—
Increase in accrued interest receivable and other assets	(7,792)	(3,743)
Increase in accrued interest payable and other liabilities	2,084	7,498

Net cash provided by (used in) operating activities	(456)	1,334

Cash Flows from Investing Activities
Purchases of securities available-for-sale	(31,390)	(18,394)
Proceeds from maturities of securities available-for-sale	26,060	26,910
Proceeds from sales of securities available-for-sale	5,254	4,306
Net decrease in money market funds	(50)	(24)
Purchase of Federal Home Loan Bank stock	(488)	(960)
Net increase in loans	(50,878)	(295,449)
Purchase of premises and equipment	(4,675)	(7,979)
Proceeds from sales of premises and equipment	—	50
Cash received for other real estate owned	374	455

Net cash used in investing activities	(55,793)	(291,085)

Cash Flows from Financing Activities
Net increase in deposits	305,976	259,034
Net increase (decrease) in other borrowed funds, federal funds purchased and securities sold under repurchase agreements	(21,988)	23,059
Purchase of treasury stock	(1,508)	—
Proceeds from exercise of stock options	32	214

Net cash provided by financing activities	282,512	282,307

Increase in cash and cash equivalents	226,263	(7,444)
Cash and cash equivalents, beginning	13,838	35,479

Cash and cash equivalents, ending	$240,101	$28,035

See Notes to Consolidated Financial Statements.

Silver State Bancorp and Subsidiary

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

Going Concern

The continued recessionary forces in the local economy have had a significant adverse impact on the Company’s financial condition and results of operations. As reported in the accompanying consolidated financial statements, the Company has incurred a net loss of $73,194 for the three months ended June 30, 2008 and a net loss of $87,615 for the six months ended June 30, 2008. Stockholders’ equity decreased from $157,617 or 8.93% of total assets at December 31, 2007 to $68,784 or 3.51% of total assets at June 30, 2008. The recent losses originate from a provision for loan losses of $100,100, a charge for impairment of goodwill of $18,835, a valuation allowance of deferred taxes of $10,736 for the six month period ended June 30, 2008, and an increase in nonperforming assets which has reduced the Company’s net interest income. The Company’s net interest income will continue to be negatively impacted by the level of nonperforming assets and the Company expects additional losses for the remainder of the year. Further, the Company’s liquidity position has declined subsequent to quarter end. As a result of the losses, the Company is deemed to be adequately capitalized as of June 30, 2008. Non-performing assets totaled $268,335, $79,200 and $13,189 at June 30, 2008, March 31, 2008, and December 31, 2007, respectively. While the Company has devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about the Company’s ability to continue as a going concern. The unaudited financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management of the Company has taken certain steps in an effort to continue with safe and sound banking practices including reorganizing the management team, exercising the contractual right to defer the interest on trust preferred securities at the Company level, slowing the branch expansion plan for the next several quarters, continuing to work with the Company’s financial advisor, Keefe, Bruyette & Woods, Inc., to seek additional capital, and is considering all strategic alternatives available to the Company and the Bank, halting the stock repurchase program, and is continuing to reduce its lending exposure, due in large part to the downturn in the local economy, and in particular, values of residential and residential development properties. In addition, the Company has been granted access to borrow funds on an as needed basis from the Federal Reserve’s discount window in an amount up to approximately $97,000. See subsequent events in Note 12.

Basis of financial statement presentation and accounting estimates

In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax asset valuation allowance.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Silver State Bancorp and its wholly-owned consolidated subsidiary, Silver State Bank, or the Bank, as of June 30, 2008. Certain trust subsidiaries (see Note 12 of the audited financial statements for the fiscal year ended December 31, 2007) do not meet the criteria for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, as amended. All significant intercompany accounts and transactions have been eliminated in consolidation.

Silver State Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 1. Nature of Banking Activities and Summary of Significant Accounting Policies (continued)

Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2008 and 2007 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by GAAP for complete financial statements.

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

Earnings (loss) per share

Basic earnings (loss) per share (EPS) represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding options and nonvested restricted shares, and are determined using the treasury stock method. Diluted loss per share for the three and six months ended June 30, 2008 were based only on the weighted-average number of shares outstanding during the period, as the inclusion of any common stock equivalents would have been anti-dilutive.

Components used in computing EPS for the three months and six months ended June 30, 2008 and 2007 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(73,194)	$6,170	$(87,615)	$11,758

Average number of common shares outstanding	15,121,715	13,723,765	15,166,228	13,710,441
Effect of dilutive options	—	417,317	—	445,465

Average number of dilutive shares outstanding	15,121,715	14,141,082	15,166,228	14,155,906

Basic income (loss) per common share	$(4.84)	$0.45	$(5.78)	$0.86
Diluted income (loss) per common share	$(4.84)	$0.44	$(5.78)	$0.83

Repurchase Program

For the quarter ended June 30, 2008, the Company repurchased no shares of its common stock on the open market under an approved stock repurchase program authorizing the Company to initially repurchase up to 764,415 shares of its outstanding common stock. In the first quarter of 2008, the Company repurchased 146,600 shares of its common stock. The Company has no present intention to repurchase the remaining 482,415 shares of its common stock under the stock repurchase program.

Silver State Bancorp and Subsidiary

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

In June 2008, the FASB issued Staff Position, or FSP, No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP. Early application is not permitted. FSP No. EITF 03-6-1 is not expected to have a material impact on our computation of EPS.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days following the approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS 162 shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. Additionally, the accounting principles that were used before and after the application of SFAS 162 and the reason why applying SFAS 162 resulted in a change in accounting principle are to be disclosed. SFAS 162 is not expected to result in any changes in our accounting principles and, therefore, will not have an impact on our financial condition or results of operations.

Silver State Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 2. Loans

The composition of the Company’s net loans as of June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Commercial and industrial	$146,259	$139,258
Real estate:
Commercial	245,153	261,846
Construction, land development, and other land loans	1,052,229	1,065,524
Single family residential	107,647	94,813
Consumer installment	4,557	4,944
Leases, net of unearned income	238	277
Less net deferred loan fees	(3,516)	(7,691)

Gross Loans	1,552,567	1,558,971
Less allowance for loan and lease losses	(78,869)	(19,304)

Net Loans	$1,473,698	$1,539,667

Information about impaired and nonaccrual loans as of June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Impaired loans with a specific valuation allowance under SFAS 114	$284,226	$16,850
Impaired loans without a specific valuation allowance under SFAS 114	110,458	118,989

Total impaired loans	$394,684	$135,839

Related allowance for loan losses on impaired loans	$51,069	$2,149
Nonaccrual loans	$241,828	$13,079
Loans past due 90 days or more and still accruing interest	$10,204	$—
Average balance of impaired loans during the period	$429,341	$129,136
Interest income recognized during the period on impaired loans	$11,828	$10,516

The Company is currently committed to lend approximately $36,605 in additional funds on these impaired loans in accordance with the original terms of these loans; however, the Company is not legally obligated to, and will not, disburse additional funds on any loans while in nonaccrual status. Of the $36,605 in committed funds on impaired loans, none is applicable to nonaccrual loans. The Company will continue to monitor its portfolio on a regular basis and will lend additional funds as warranted on these impaired loans.

Approximately 58% of the impaired loans as of June 30, 2008 relate to residential construction and residential land loans. As of June 30, 2008, $110,458 of impaired loans do not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $110,458 of impaired loans without a specific valuation allowance as of June 30, 2008 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements.

The Company experienced significant declines in the current valuations for real estate collateral supporting portions of its loan portfolio, primarily residential construction and residential land loans, late in the first quarter of 2008, and continuing into August 2008, as reflected in recently received appraisals. Currently, $299.3 million, or approximately 76%, of impaired loans have recent appraisals. If real estate values continue to decline and as updated appraisals are received, the Company may have to increase its allowance for loan losses appropriately.

Silver State Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 2. Loans (continued)

Changes in the allowance for loan losses for the three months and six months ended June 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning	$40,651	$12,530	$19,304	$11,200
Provision charged to operating expense	69,100	1,860	100,100	3,190
Less amounts charged off	(30,886)	(88)	(40,542)	(89)
Recoveries	4	32	7	33

Balance, ending	$78,869	$14,334	$78,869	$14,334

Note 3. Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. During the second quarter of 2008, the Company established a valuation allowance of $10,736 to the Company’s net deferred tax assets. This valuation allowance is related to certain tax aspects involving the allowance for loan losses. The allowance for loan losses represents future tax benefits which would be realized when actual charge-offs are made against the allowance. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary. If management determines that the Company may be able to realize all or part of the deferred tax asset in the future, a credit to income tax expense may be required to increase the recorded value of net deferred tax asset to the expected realizable amount.

Note 4. Deposits

At June 30, 2008, four customer balances, which were our four largest depositors, totaling $594,218 comprised approximately 34% of total deposits. At December 31, 2007, these same four customer balances, which were also our four largest depositors, totaling $500,243 comprised approximately 35% of total deposits. These customer balances constitute all our brokered deposits at June 30, 2008 and December 31, 2007. Of these deposits at June 30, 2008 and December 31, 2007, $194,885 and $242,821, respectively, are interest-bearing demand deposit accounts, $45,238 and $38,006, respectively, are time deposits, $100 and over, and $354,095 and $219,416, respectively are other time deposits. See subsequent events in Note 12.

As of June 30, 2008 and December 31, 2007 approximately $7,233 and $28,431, respectively, of the Company’s non-interest-bearing demand deposits consisted of demand accounts maintained by title insurance and qualified intermediary companies.

Note 5. Other Borrowed Funds

The Company has a line of credit available from the Federal Home Loan Bank of San Francisco (FHLB). Borrowing capacity is determined based on collateral pledged, generally consisting of loans and securities, at the time of the borrowing. The remaining borrowing capacity at June 30, 2008 with the FHLB was approximately $43,430. Advances at June 30, 2008 have maturity dates as follows:

Maturity Date	Interest Rates as of June 30, 2008	Long-Term	Short-Term
2008	2.99%-5.23%	$10,000	$30,000
2009	3.75%-5.22%	27,000	—
2010	4.75%	10,000	—

		$47,000	$30,000

See subsequent events in Note 12.

Silver State Bancorp and Subsidiary

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

The Company previously was named as a defendant in one such lawsuit and, by agreement of the plaintiff, was dismissed from the lawsuit without prejudice. The Company was also named in two other complaints (along with several other defendants) alleging conversion, breach of fiduciary duty, negligence, fraud and civil RICO claims. More than a year has elapsed since the filing of those complaints, and they have not been served on Silver State Bank.

Silver State Bank was also recently named, along with 41 other named defendants, as a defendant in a consolidated litigation pending before the Nevada District Court, Clark County (P&D Kelesis, LLC et al. v. Southwest Exchange, et al., Case No. A535439), claiming causes of action for conversion and negligence per se against the Bank. The plaintiffs purported to serve Silver State Bank with this complaint on February 7, 2008. The amount claimed in this consolidated lawsuit is approximately $12.7 million. On April 11, 2008, the plaintiffs served the Bank with an amended complaint, claiming causes of action for breach of fiduciary duty, conversation, negligence per se, unjust enrichment, and Breach of Uniform Fiduciaries Act. On May 2, 2008, some, but not all, additional claimants joined in the Amended Claims (the “Albrittons’ Claims”). The Albrittons’ Claims total $8.0 million, bringing total claims against Silver State Bank related to this matter to approximately $20.7 million. The Bank filed a motion to dismiss the complaint (or in the alternative, for summary judgment) which was denied by the court to allow the plaintiffs additional time for discovery. The Company expects that the discovery period will extend into the fourth quarter of 2008. After the period for discovery, the plaintiffs may amend the complaint, which amendment may include an increase for damages requested, and we may file new motions for dismissal or summary judgment.

The Company believes the allegations against it in these lawsuits are without merit and intends to vigorously defend these and any other future lawsuits pertaining to this matter. However, if the Company is not dismissed from these lawsuits or is included in other litigation regarding Southwest Exchange, its employees, officers and directors may be required to expend substantial amounts of time in connection with such litigations which will prevent them from concentrating on our normal business. In addition, the Company may be required to spend substantial sums on legal representation in connection with any such litigation until the claims are dismissed.

In the normal course of business, the Company is involved in various other legal proceedings occurring in the ordinary course of business. In the opinion of management, any liability resulting from such other proceedings would not have a material adverse effect on the consolidated financial statements.

Financial instruments with off-balance-sheet risk

A summary of the contract amount of the Company’s exposure to off-balance-sheet risk as of June 30 is as follows:

	June 30, 2008	December 31, 2007
Commitments to extend credit	$288,072	$530,857
Standby letters of credit	2,677	2,480

	$290,749	$533,337

Concentrations

The Company’s loan portfolio has a high concentration in real estate loans, specifically construction and land loans. At June 30, 2008, approximately 10% of real estate loans were classified as residential construction loans, approximately 25% of real estate loans were classified as commercial construction loans, approximately 21% were classified as residential land loans, and approximately 19% were classified as commercial land loans. In addition, commercial real estate loans represent approximately 17% and single family residential loans represent approximately 8% of total real estate loans as of June 30, 2008. Approximately 64% of the commercial real estate loans are owner-occupied.

Silver State Bancorp and Subsidiary

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

During the three and six months ended June 30, 2008, the Company granted 156,000 incentive stock options and 6,000 shares of restricted stock to various employees and granted 47,000 incentive stock options to key officers. The options had a weighted average exercise price of $12.28. All of the incentive stock options vest at 25% per year. The restricted stock vests 100% after 4 years. The total expense to be recognized on these stock based awards granted during the six months ended June 30, 2008 is approximately $752, and will be recorded over the vesting period. During the six months ended June 30, 2008, 5,194 stock options were exercised, and 50,450 options and 1,250 shares of restricted stock were forfeited. These exercised and forfeited options had a weighted average exercise price of $6.07 and $18.23, respectively.

As of June 30, 2008, there was $2,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This compensation will be recognized over a weighted average period of approximately 2 years.

Note 8. Regulatory Capital Requirements

To be categorized as well-capitalized or adequately capitalized, the Company and the Bank must maintain Total Risk Based, Tier I Risk Based and Tier I Leverage ratios as set forth in the table below. As of June 30, 2008, the Company and the Bank meet the regulatory guidelines to be categorized as adequately capitalized for all regulatory purposes.

The actual capital amounts and ratios for the Bank and the Company as of June 30, 2008 are presented in the following table:

	Actual		To be Adequately Capitalized		To be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total Capital (to Risk Weighted Assets)
Company	$158,380	9.0%	$141,541	8.0%	$176,926	10.0%
Silver State Bank	$156,584	8.9%	$141,362	8.0%	$176,702	10.0%
Tier I Capital (to Risk Weighted Assets)
Company	$91,010	5.1%	$70,770	4.0%	$106,156	6.0%
Silver State Bank	$133,793	7.6%	$70,681	4.0%	$106,021	6.0%
Tier I Capital (to Average Assets)
Company	$91,010	4.5%	$81,756	4.0%	$102,195	5.0%
Silver State Bank	$133,793	6.6%	$81,616	4.0%	$102,020	5.0%

Silver State Bancorp and Subsidiary

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

Fair Value on a Recurring Basis

The table below presents the balance of securities available-for-sale at June 30, 2008, which are measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available-for-sale	$51,821	$2,030	$49,791	$—

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

Silver State Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note	9. Fair Value Accounting (continued)

Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents such assets carried on the balance sheet by caption and by level within the SFAS 157 hierarchy as of June 30, 2008.

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans with specific valuation allowance under SFAS 114	$233,157	$—	$—	$233,157

The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Specific reserves were calculated for impaired loans with an aggregate carrying amount of $284,226 during the quarter ended June 30, 2008. The collateral underlying these loans had a fair value of $253,431, less estimated costs to sell of $20,274, resulting in a specific reserve in the allowance for loan losses of $51,069.

Note	10. Segment Reporting

Effective April 1, 2008, the Company completed the merger of Choice Bank into Silver State Bank. As a result, the Company no longer prepares discrete financial information for Choice Bank. As such, the Company only has one reportable segment.

Silver State Bancorp and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except per share information)

Note 11. Goodwill

Goodwill represents the excess of the consideration over the fair value of the net assets of Choice Bank acquired in September 2006. Goodwill is not amortized, but instead tested for impairment at least annually. The Company reviewed goodwill for the Choice Bank reporting unit for impairment as of October 1, 2007 in accordance with SFAS 142, Goodwill and Other Intangible Assets. No impairment to goodwill was recognized at that time. As a result of Choice Bank being merged into Silver State Bank effective April 2008, the Company’s reporting unit for goodwill impairment purposes is Silver State Bank. The Company considered other events and circumstances through June 2008, in accordance with SFAS 142, for the Silver State Bank reporting unit, due to the continued deterioration of market conditions as well as continued deterioration in our credit quality, and as a result of this impairment test, the Company recorded a full impairment charge to the goodwill asset of $18,835. The goodwill impairment charge had no impact on the Company’s tangible capital levels, tangible book value per share, regulatory capital ratios or liquidity.

Note 12. Subsequent Events

In July 2008, the Company received an additional $30,000 in short-term advances from the FHLB.

In July 2008, a director resigned his duties as a member of the Company’s board of directors and as a member of the board of directors of the Bank.

In July 2008, in an effort to preserve our capital and improve our capital ratios, the Company elected to defer further interest payments on each of our series of junior subordinated debt securities relating to the trust preferred securities of Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV, Silver State Capital Trust V and Silver State Capital Trust VI (each an unconsolidated subsidiary of the Company). The Company has the ability under each indenture for the junior subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters without experiencing a default under the indentures.

In August 2008, the Company announced the resignation of its President and Chief Executive Officer who was also the Chief Executive Officer of the Bank. The Company also announced the resignation of the Company’s and the Bank’s Chairman of the Board. Both individuals will continue serving as directors on the boards of directors of the Company and of the Bank. The boards of directors of each of the Company and of the Bank have appointed a replacement as Chairman of the Board, subject to regulatory approval. The Company also named an acting Chief Executive Officer and President of the Company who is also acting Chief Executive Officer of the Bank, subject to regulatory approval.

As of August 12, 2008, the most recent practicable date, the Company’s cash and cash equivalents were $85,696. Also, as of that date, the Company did not have access to purchase federal funds under agreements with other correspondent banks and it had outstanding borrowings from the FHLB of $107,000, which is our maximum borrowing capacity from the FHLB at this time. As of August 8, 2008, the Company had been granted access to the Federal Reserve Bank of San Francisco’s discount window for up to $97,000 in borrowed funds, none of which had been borrowed as of August 12, 2008. Also, as of August 12, 2008, the most recent practicable date, the Company’s total brokered deposits were $620,738.

In August 2008, the Company’s insurance carrier notified the Company of its intent to cancel our director and officers liability policy, employment practices liability policy, internet banking liability policy, financial institution bond and combination safe deposit policy, effective October 7, 2008, purportedly, as a result of what it contends is a material change in the risk which has caused the risk of loss to be substantially and materially increased beyond that contemplated when the policies were issued.

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

Executive Summary

We are a Nevada corporation formed on January 21, 1999 to acquire all of the issued and outstanding stock of Silver State Bank and to engage in the business of a bank holding company under the Bank Holding Company Act of 1956, as amended. Silver State Bank was formed in July 1996, as a commercial bank headquartered in Henderson, Nevada. On September 5, 2006 we acquired Choice Bank, an Arizona state-chartered bank that was formed on January 28, 2002. With the acquisition of Choice Bank, we became a multi-bank holding company operating both Choice Bank and Silver State Bank as separate bank subsidiaries. Choice Bank was merged into Silver State Bank effective on April 1, 2008 with the combined bank operating as Silver State Bank.

Since commencing business, Silver State Bank has grown from one location in Henderson, Nevada to thirteen branches in the greater Las Vegas market area and four branches in the greater Phoenix/Scottsdale market area, including one new branch in the Phoenix/Scottsdale area that opened in April 2008.

Our assets and liabilities are comprised primarily of loans and deposits, respectively. We provide a variety of loans to our customers, including construction and land loans, commercial real estate loans, commercial and industrial loans, Small Business Administration (SBA) loans and to a lesser extent, residential real estate and consumer loans. We fund our loans primarily with deposits and borrowings to the extent needed.

We experienced a net loss for the three months ended June 30, 2008 of $73.2 million, or ($4.84) per diluted share, compared to net income of $6.2 million, or $0.44 per diluted share, for the corresponding period in 2007. For the six months ended June 30, 2008, we reported a net loss of $87.6 million, or ($5.78) per diluted share, compared to net income of $11.8 million, or $0.83 per diluted share, for the corresponding period of 2007. The net loss for the three months ended June 30, 2008 was due primarily to an increase of $67.2 million to the provision for loan losses for the three months ended June 30, 2008 compared to the corresponding period of 2007. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolio which continues to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase are attributable to an overall increase in nonperforming assets, an overall increase in net loan charge-offs, and the continuing general weakening economic conditions in the markets served by the Company. Our non-interest expenses increased $19.9 million for the three months ended June 30, 2008 and increased $22.7 million for the six months ended June 30, 2008, compared to the corresponding periods of 2007, reflecting an impairment charge of $18.8 million, representing a full-write down of the Company’s goodwill asset, which was recorded with the acquisition of Choice Bank. The impairment charge was the result of the Company completing an impairment valuation test of its goodwill asset during the quarter due to the continued deterioration of market conditions as well as continued deterioration in our credit quality. The goodwill impairment charge had no impact on the Company’s tangible capital levels, tangible book value per share, regulatory capital ratios or liquidity. Our net interest income decreased $8.3 million due to the increase in nonaccrual loans and lower interest rate environment for the three months ended June 30, 2008 compared to the corresponding period of 2007, and we had a difference of $16.5 million between our income tax benefit for the three months ended June 30, 2008 and our income tax expense for the corresponding period of 2007. The income tax benefit for the three months ended June 30, 2008 also includes the effects of the establishment of a valuation allowance of $10.7 million to the Company’s net deferred tax assets. This valuation allowance is related to certain tax aspects involving the allowance for loan losses.

The second half of 2007 and the first six months of 2008 have been highlighted by significant disruption and volatility in the financial and capital marketplaces. This instability has been attributable to a variety of factors, the most significant of which has been the fallout from the failures and defaults associated with the sub-prime mortgage market. Although we do not engage in sub-prime lending, our markets have been affected by these factors. During the second quarter of 2008, there has continued to be a decline in the national housing and real estate markets as well as the overall economy.

During the second quarter of 2008, we continued to experience significant competitive pressures and challenging market conditions in the markets in which we operate as the economies in the Las Vegas and Phoenix/Scottsdale areas, as well as the national economy, continue to show signs of significant weakness. The Las Vegas economy has continued to weaken from the housing and credit crisis which has had a significant impact on the residential housing markets as well as the commercial real estate markets. The local unemployment rate in Las Vegas has risen to 6.5% as of June 2008 compared to 4.8% a year earlier and 5.6% as of December 31, 2007. Single family building permits and commercial building permits for June 2008 have decreased 38.1% and 37.8%, respectively, compared to a year earlier. New home sales in June 2008 were down 44.7% compared to a year earlier. Gaming revenue as of May 2008 decreased 16.4% compared to a year earlier. As of June 2008, the office market had a vacancy rate of 16.1% up from 11.0% a year earlier. As of June 2008, the retail vacancy rate reached 6.0% compared to 3.3% a year earlier. According to one Las Vegas economist, these factors help corroborate the presence of a current recession in the Southern Nevada market. The Phoenix/Scottsdale economy is experiencing similar weakening as the local unemployment rate in the Phoenix area has risen to 4.3% as of June 2008 compared to 3.1% a year earlier and 3.8% as of December 31, 2007. Total housing sales in April 2008 were down 27.7% compared to a year earlier. Total new housing units authorized in April 2008 were down 32.4% from a year earlier. As a result, the residential housing markets in the Las Vegas and Phoenix areas have experienced a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. The weakness in the residential market has continued to expand into the commercial real estate market as builders and related industries downsize. The extent of the impact of the deterioration of the Nevada and Arizona economies and real estate markets on certain segments of our loan portfolio, namely our residential construction and residential land loans, began to be realized toward the end of the first quarter of 2008 as project delays mounted and updated appraisals showing significant lower valuations were received. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which requires us to place the loan into nonaccrual status. These economic trends have continued to adversely affect our asset quality with nonaccrual loans increasing to $241.8 million as of June 30, 2008 compared to $78.0 million as of March 31, 2008 and $13.1 million as of December 31, 2007. Nonperforming loans as a percentage of gross loans were 16.23% as of June 30, 2008 compared to 4.79% as of March 31, 2008 and 0.84% as of December 31, 2007. Nonperforming assets as a percentage of total assets were 13.68% as of June 30, 2008, compared to 4.14% as of March 31, 2008 and 0.75% as of December 31, 2007. For the three months ended June 30, 2008, net charge-offs as a percentage of average loans were 1.82% compared to less than 0.01% for the corresponding period in 2007. For the six months ended June 30, 2008, net charge-offs as a percentage of average loans were 2.40% compared to less than 0.01% for the corresponding period in 2007. Other real estate owned, or OREO, was $16.3 million as of June 30, 2008, compared to $1.2 million as of March 31, 2008 and $110,000 at December 31, 2007. Continuation of these economic and real estate factors are likely to continue to affect our asset quality and overall performance.

Our asset growth during the first six months of 2008 has been driven primarily by our increase in cash and cash equivalents, with deposits and Federal Home Loan Bank (FHLB) advances serving as our primary funding sources. The increase in cash and cash equivalents has enabled us to meet the needs of our depositors in the deteriorating economic conditions in the markets we serve. Total cash equivalents increased 1635.1% to $240.1 million as of June 30, 2008 from $13.8 million as of December 31, 2007. Net loans decreased 4.3% to $1.47 billion as of June 30, 2008 from $1.54 billion as of December 31, 2007. Total deposits increased 21.5% to $1.73 billion as of June 30, 2008 from $1.43 billion as of December 31, 2007. Although, we have decided to slow our branch expansion plan for the next several quarters we continue to seek additional core deposits through the growth of our existing branch network which includes thirteen branches in the greater Las Vegas market area (three of which were opened in the last twelve months) and four branches in the greater Phoenix/Scottsdale (two of which were opened in the last twelve months). FHLB advances decreased 15.0% to $77.0 million as of June 30, 2008 from $90.6 million as of December 31, 2007.

We have a high concentration in real estate loans in our loan portfolio, specifically construction and land loans. At June 30, 2008, approximately 91% of total gross loans were classified as real estate loans. At June 30, 2008, approximately 10% of real estate loans were classified as residential construction loans, approximately 25% of real estate loans were classified as commercial construction loans, approximately 21% were classified as residential land loans, and approximately 19% were classified as commercial land loans. In addition, commercial real estate loans represent approximately 17% and single family residential loans represent approximately 8% of total real estate loans as of June 30, 2008. Approximately 64% of commercial real estate loans are owner occupied.

Our 20 largest depositors accounted for approximately 44.1% of our total deposits and our five largest depositors accounted for approximately 35.9% of our total deposits at June 30, 2008. Our largest depositor as of June 30, 2008 accounted for 20.4% of our total deposits. The deposit terms offered to our 20 largest depositors are consistent with the terms offered to our other large depositors. Our four largest depositors accounted for $594.2 million, or 34.3% of total deposits at June 30, 2008. The deposit balances of these four largest customers are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. We expect to reduce the level of brokered deposits throughout the remainder of 2008, replacing them with other deposits or borrowings, as appropriate.

As a result of the net loss for the three months ended June 30, 2008, the Company is considered “adequately capitalized” pursuant to regulatory capital definitions at June 30, 2008 with Tier 1 Risk Based, Total Risked-Based, and Tier 1 capital to average assets or leverage ratio of 5.1%, 9.0% and 4.5%, respectively. The Company will incur increased premiums for deposit insurance and also be required to obtain FDIC approval to accept, renew, or roll-over brokered deposits during such times as we are considered to be “adequately capitalized” for regulatory capital purposes. In addition, falling below the “well-capitalized” level has triggered acceleration of certain of our brokered deposits held as money market accounts and has resulted in the non-renewal of brokered deposits held as CDs which has had a material impact on our liquidity.

The Company did not repurchase any shares of its common stock under an authorized stock repurchase program during the quarter ended June 30, 2008. At June 30, 2008 the maximum number of shares remaining that may yet be purchased under this stock repurchase program was 482,415. The repurchased shares are held in treasury. The Company has no plans to repurchase any additional shares of common stock under this repurchase program during the third quarter of 2008.

Our results of operations are largely dependent on net interest income. Net interest income is the difference between interest income we earn on interest-earning assets, which are comprised primarily of construction and land loans, commercial real estate loans, and to a lesser extent commercial business, residential and consumer loans, and the interest we pay on our interest-bearing liabilities, which are primarily deposits and, to a lesser extent, other borrowings. Management strives to match the re-pricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. The decrease in net interest income for the three months and six months ended June 30, 2008 compared to the corresponding periods in 2007 is due primarily to a decrease in our net interest margin from 5.9% for the three months ended June 30, 2007 to 2.4% for the three months ended June 30, 2008 and a decrease in our net interest margin from 5.8% for the six months ended June 30, 2008 to 3.3% for the six months ended June 30, 2008. The decrease in net interest margin is primarily attributable to an overall decline in market interest rates and a continued increase in competitive pricing pressure in both loans and deposits. In addition, the net interest margin was negatively impacted due to a shift in our deposit mix as the Company has become increasingly reliant on higher cost funding sources such as time deposits. Furthermore, our net interest margin decreased by approximately 0.49% during the three months ended June 30, 2008 and decreased by approximately 0.36% during the six months ended June 30, 2008 due to the reversal of interest income on loans being placed on nonaccrual status during the first six months of 2008.

The instability in the mortgage and housing markets has continued to impact the global markets and domestic markets and has contributed to the significant credit and liquidity crisis which began during the third quarter of 2007. In response to the liquidity and credit crisis and potential impact on the overall economy, the Federal Open Market Committee (FOMC) reduced the Discount Rate by 250 basis points and the Federal Funds Rate by 225 basis points since the beginning of 2008. Furthermore, since the beginning of the 2007 third quarter the FOMC has reduced the Discount Rate by 400 basis points and the Federal Funds Rate by 325 basis points. These decreases in short-tem interest rates have resulted in a more positively sloped yield curve. However, this interest rate environment may continue to have an adverse affect on our net interest margin in the near future as the majority of our interest-earning assets, including approximately 97% of our loan portfolio, are variable rate instruments that will reprice faster than our interest-bearing liabilities.

If the competition we experienced in the first six months of 2008 in the form of higher deposit rates offered by local financial institutions, several of which are affiliated with significantly larger national and international financial institutions, continues for the balance of 2008, it could have the effect of increasing our cost of funds to a level higher than we have experienced historically. We continue to utilize FHLB advances and other wholesale funding sources to supplement our local sources of funds and as a means to lower our overall cost of funds.

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

Non-interest income for the three months ended June 30, 2008 decreased 22.9% from the corresponding period in 2007, due primarily to a decrease in gain on sale of loans held for sale. Non-interest expense for the three months ended June 30, 2008 increased 195.3% from the corresponding period in 2007, due primarily to the $18.8 million goodwill impairment charge and increases in occupancy costs, professional fees, depreciation and amortization expense, and insurance expense due to an increase in FDIC deposit insurance assessments.

Operating efficiency is measured in terms of how efficiently income before income taxes is generated as a percentage of revenue. Our efficiency ratio (non-interest expenses divided by the sum of net interest income and non-interest income) was 229.3% for the three months ended June 30, 2008, compared to 46.6% for the corresponding period in 2007. Our efficiency ratio was 124.5% for the six months ended June 30, 2008, compared to 47.1% for the corresponding period in 2007. These increases are due primarily to the $18.8 million goodwill impairment charge incurred during the second quarter of 2008.

The net loss for the three months ended June 30, 2008 combined with the decrease in equity resulted in a return on average equity, or ROE, of (210.6%) for the three months ended June 30, 2008 compared to 21.2% for the corresponding period in 2007. Our ROE for the six months ended June 30, 2008 was (117.4%) compared to 20.9% for the corresponding period in 2007. Our return on average assets, or ROA, for the three months ended June 30, 2008 decreased to (14.4%) compared to 1.7% for the corresponding period in 2007. Our ROA for the six months ended June 30, 2008 was (9.1%) compared to 1.7% for the corresponding period in 2007.

Outlook

We have taken and continue to take proactive actions to work through this economic environment of which the most obvious was a significant increase in our loan loss provision. In addition, we continue to follow our stricter lending guidelines to reflect the current economic conditions. Our internal loan review department continues to work in conjunction with our external loan review protocols, and we recently completed three separate external loan reviews – on construction and land loans, commercial real estate loans, and residential mortgages. We have increased the number of professionals in our Special Assets Department to enhance our ability to further mitigate issues with problem loans and to develop an OREO management component to assist in preserving asset quality and maximize the level of recovery when OREO assets are subsequently sold. Our Special Assets Department will continue to work directly on all problem loan situations and will work with borrowers in a timely manner to either liquidate collateral, pledge additional collateral to assist in shoring up projects, or in necessary cases, proceeding with the foreclosure process. In addition, senior management is reviewing the asset disposition opportunities for our problem loans to the extent that they make economic sense. We believe that our Special Assets Department and the recently completed external loan reviews have identified and isolated most, if not all, of our problem loans. As a result, we believe the provision for loan losses should decline in the second half of 2008. We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio. Due to the current economic conditions in the markets we operate and our current strategic focus, we expect to experience little or no loan growth for the remainder of 2008, as compared to previous years.

We have implemented, and will continue to implement, a range of expense reduction measures to help with profitability, including slowing our branch expansion plan for the next several quarters, discontinuing purchases of our common stock under our stock repurchase program for the next several quarters and effecting staff reductions when necessary. In August 2008, we effected staff reductions of 34 employees, or approximately 10% of our total work force. We anticipate that the staff reductions effected in August 2008 will save us approximately $350,000 per quarter, bolstering our liquidity position in that amount per quarter.

We continue working with our financial advisor, Keefe, Bruyette & Woods, Inc., who we engaged in April, 2008, to assist us in evaluating a variety of strategic alternatives to enhance our capital position and strengthen our balance sheet. In addition, we continue to aggressively seek good core deposits throughout our branch network, especially since we operate one of the leading SBA lending departments in the region which allows us excellent access to business account relationships. Due to the current economic conditions in the markets we operate and our current strategic focus, however, we expect to experience little or no deposit growth for the remainder of 2008, as compared to previous years.

We will also continue to work towards achieving adequate excess liquidity reserves to ensure we can meets the needs of our depositors. On August 8, 2008, we were granted access to the Federal Reserve Bank of San Francisco’s discount window, with a borrowing capacity of up to $97.0 million. The discount window is the way the Federal Reserve System provides direct loans to banks. The borrowing capacity granted to the Bank by the Federal Reserve is in addition to any borrowing capacity available to the Company from the FHLB of San Francisco. As of August 12, 2008, the most recent practicable date, the Company’s cash and cash equivalents were $85.7 million, and the Company had not borrowed any funds from the Federal Reserve. In addition, as of that date the Company did not have access to purchase federal funds under agreements with other correspondent banks and it had outstanding borrowings from the FHLB of $107.0 million, which is our maximum borrowing capacity from the FHLB at this time. Also, as of August 12, 2008, the Company’s total brokered deposits were $620.7 million. The Company will continue to evaluate all available alternatives to maintain adequate excess liquidity reserves in order to meet the needs of our depositors.

Despite the net loss for the second quarter 2008, our core operations, including net interest income, remained positive, even with anticipated net interest margin compression. Excluding unusual and non-operating items, pre-tax pre-provision operating earnings were $1.9 million in the second quarter of 2008. Management has presented pre-tax pre-provision operating earnings for purposes of additional analysis of operating results. Pre-tax pre-provision operating earnings, as defined by management, represents net income (loss) excluding income tax (benefit) expense, the provision for loan losses, as well as other unusual, nonrecurring or nonoperating items. Pre-tax pre-provision operating earnings is a non-GAAP measure. Consolidated net income (loss), measured in accordance with GAAP, is the principal and most useful measure of earnings and provides comparability of earnings with other companies. However, management believes presenting pre-tax pre-provision operating earnings provides investors with the ability to understand the Company’s underlying operating trends. The tables on page 24 provide a reconciliation of the pre-tax pre-provision operating earnings described here with GAAP. Our capital position has remained adequate to support our balance sheet and our allowance for loan losses is adequate to protect against probable losses in our loan portfolio.

In addition to our core branch banking operations, we operate ten loan production offices located in Nevada, Utah, Colorado, Washington, Oregon, California and Florida, which are established and staffed around personnel who are experienced SBA loan producers in their geographic market. According to recent lending statistics, Silver State Bank continues to be a leading SBA lender in the state of Nevada as ranked by dollar volume. We will continue to focus on our core operations with the objective of increasing our net interest income quarter over quarter, while at the same time, also focusing on continuing our expense reduction measures which were implemented in the second quarter of 2008.

We remain optimistic about the long-term growth prospects of both Las Vegas, anchored by its international gaming industry, as well as the presence of five Fortune 500 companies headquartered in Las Vegas, and the Phoenix/Scottsdale area, which is the largest metropolitan area in the state of Arizona, with eight of Arizona’s top ten businesses by revenue being headquartered there. The fundamental strength of Arizona and Nevada as desirable places to live and work continue to point to our markets as long term growth areas. While we will continue to approach the balance of 2008 with caution, we feel that our direct dynamic strategies moving forward will provide us with the ability to move the Company toward profitability once again.

Other Recent Developments

On July 26, 2008, Andrew K. McCain resigned his duties as a member of our board of directors and as a member of the board of directors of the Bank, effective as of that date. On August 1, 2008, we announced the resignation of Corey L. Johnson as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank, effective July 31, 2008. On August 1, 2008, we also announced the resignation of the Company’s and the Bank’s Chairman of the Board, Bryan S. Norby, effective July 30, 2008. Both Mr. Johnson and Mr. Norby will continue serving as directors on the boards of directors of the Company and of the Bank. The boards of directors of each of the Company and of the Bank have appointed Phillip C. Peckman as Chairman of the Board, subject to regulatory approval. We have also named Michael J. Thorell as acting Chief Executive Officer and President of the Company and as acting Chief Executive Officer of the Bank, subject to regulatory approval.

In an effort to preserve our capital and improve our capital ratios, on July 30, 2008, our board of directors elected to defer further interest payments on each of our series of junior subordinated debt securities relating to the trust preferred securities of Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV, Silver State Capital Trust V and Silver State Capital Trust VI (each an unconsolidated subsidiary of the Company). We have the ability under each indenture for the junior subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters without experiencing a default under the indentures.

Selected financial highlights are presented in the table below.

Silver State Bancorp and Subsidiary

Summary Consolidated Financial and Other Data

(Dollars in thousands, except per share data and ratios)

(UNAUDITED)

	At or for the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Selected Financial Data:
Interest income	$29,053	$34,343	$64,806	$63,740
Interest expense	17,406	14,383	34,228	26,706

Net interest income	11,647	19,960	30,578	37,034
Provision for loans losses	69,100	1,860	100,100	3,190

Net interest income (loss) after provision for loan losses	(57,453)	18,100	(69,522)	33,844
Non-interest income	1,445	1,874	3,414	4,548
Non-interest expense	30,013	10,163	42,333	19,594

Income (loss) before income taxes	(86,021)	9,811	(108,441)	18,798
Provision for income taxes (benefits)	(12,827)	3,641	(20,826)	7,040

Net Income (loss)	$(73,194)	$6,170	$(87,615)	$11,758

Share data:
Earnings (loss) per share—basic	$(4.84)	$0.45	$(5.78)	$0.86
Earnings (loss) per share—diluted	(4.84)	0.44	(5.78)	0.83
Book value per share	4.54	8.64
Tangible book value per share	4.49	7.20
Shares outstanding at period end	15,134,765	13,746,162
Weighted average shares outstanding—basic	15,121,715	13,723,765	15,166,228	13,710,441
Weighted average shares outstanding—diluted	15,121,715	14,141,082	15,166,228	14,155,906

Selected Balance Sheet Data:
Cash and cash equivalents	$240,101	$28,035
Investments and other securities	51,821	52,466
Loans held for sale	86,543	52,121
Gross loans, including net deferred loan fees	1,552,567	1,311,525
Allowance for loan losses	78,869	14,334
Assets	1,961,417	1,510,619
Deposits	1,732,480	1,245,305
Junior subordinated debt	69,589	38,661
Stockholders’ equity	68,784	118,767

Selected Other Balance Sheet Data:
Average assets	$2,044,681	$1,443,194	$1,939,020	$1,362,938
Average earning assets	1,972,159	1,367,547	1,864,017	1,288,871
Average stockholders’ equity	139,817	116,569	150,109	113,255

Selected Capital Ratios:
Leverage Ratio	4.5%	9.6%
Tier 1 Risk-Based Capital ratio	5.1	9.0
Total Risk-Based Capital ratio	9.0	9.9

Silver State Bancorp and Subsidiary

Summary Consolidated Financial and Other Data (continued)

(Dollars in thousands, except per share data and ratios)

(UNAUDITED)

	At or for the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Selected Financial & Performance Ratios:
Return on average assets (1)	(14.40)%	1.71%	(9.09)%	1.74%
Return on average stockholders’ equity (1)	(210.55)	21.23	(117.38)	20.94
Net interest rate spread (1)(2)	1.94	5.04	2.78	4.96
Net interest margin (1)(3)	2.38	5.85	3.30	5.79
Efficiency ratio (4)	229.25	46.55	124.54	47.12
Loan to deposit ratio	89.62	105.32
Average earning assets to average interest-bearing liabilities	112.37	119.34	114.09	119.99
Average stockholders’ equity to average assets	6.84	8.08	7.74	8.31

Selected Asset Quality Ratios:
Nonperforming loans to gross loans (5)	16.23%	0.01%
Nonperforming assets to total assets (6)	13.68	0.02
Loans past due 90 days or more and still accruing to total loans	0.66	—
Allowance for loan losses to gross loans	5.08	1.09
Allowance for loan losses to nonperforming loans	31.29	12,045.38
Net charge-offs to average loans outstanding	1.82	0.00	2.40%	0.00%

Selected Other Data:
Number of full service branch offices	17	12

(1)	Annualized for the three and six month periods ended June 30, 2008 and 2007.
(2)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4)	Efficiency ratio represents non-interest expenses as a percentage of the total of net interest income plus non-interest income.
(5)	Nonperforming loans are defined as loans that are past due 90 days or more plus loans placed in nonaccrual status.
(6)	Nonperforming assets include nonperforming loans plus other real estate owned.

Silver State Bancorp and Subsidiary

Summary Consolidated Financial and Other Data

(Dollars in thousands, except per share data and ratios)

(UNAUDITED)

	At or for the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Pre-tax pre-provision operating earnings*	$1,914	$11,671	$10,494	$21,988
Consolidated net income (loss)	(73,194)	6,170	(87,615)	11,758
Diluted earnings per share	(4.84)	0.44	(5.78)	0.83
Tier 1 risk-based capital ratio	5.1%	9.0%
Total risk-based capital ratio	9.0%	9.9%

*	See reconciliation to net income (loss) reported in accordance with GAAP in the following table.

The following table reconciles pre-tax pre-provision operating earnings to consolidated net income (loss) presented in accordance with U.S. generally accepted accounting principles (GAAP).

	At or for the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Consolidated net income (loss)	$(73,194)	$6,170	$(87,615)	$11,758
Provision for income taxes (benefit)	(12,827)	3,641	(20,826)	7,040
Provision for loan losses	69,100	1,860	100,100	3,190
Goodwill impairment	18,835	—	18,835	—

Pre-tax pre provision operating earnings	$1,914	$11,671	$10,494	$21,988

Comparison of Financial Condition

Assets. Total assets increased $197.2 million, or 11.2%, to $1.96 billion at June 30, 2008 as compared to $1.76 billion at December 31, 2007. This increase was due primarily to a significant increase in cash and cash equivalents.

Loans. Total gross loans, net of deferred fees, were $1.55 billion at June 30, 2008, a decrease of $6.4 million, or 0.4%, from $1.56 billion at December 31, 2007. Construction and land loans and commercial real estate loans made up the majority of the decrease in gross loans in the first six months of 2008, primarily reflecting the stricter lending guidelines due to the current economic conditions in the markets we operate. Consumer loans also decreased slightly over the same period. Single family residential real estate loans and commercial and industrial loans have increased over the same period. We anticipate minimal or no loan growth for the remainder of 2008 as we continue to focus on working through the deteriorating economic environments in the markets in which we operate.

As of June 30, 2008 our loan portfolio totaled $1.55 billion, or approximately 79% of our total assets compared to $1.56 billion, or approximately 88% of our total assets as of December 31, 2007. The following table presents the composition of our loan portfolio in dollar amounts as of the dates indicated.

	At June 30, 2008	At December 31, 2007
	(In thousands)
Construction and land	$1,052,229	$1,065,524
Commercial real estate	245,153	261,846
Commercial and industrial	146,259	139,258
Single family residential real estate	107,647	94,813
Consumer	4,557	4,944
Leases, net of unearned income	238	277
Net deferred loan fees	(3,516)	(7,691)

Gross loans, net of deferred fees	1,552,567	1,558,971
Less: Allowance for loan losses	(78,869)	(19,304)

	$1,473,698	$1,539,667

Construction and Land Loans. The principal types of our construction loans include industrial/warehouse properties, office buildings, retail centers, medical facilities, restaurants and entry level residential tract homes. Construction loans comprised approximately 32% of our total loan portfolio at June 30, 2008 compared to approximately 33% at December 31, 2007. On June 30, 2008 and December 31, 2007, our construction loans were as follows:

Type	At June 30, 2008	At December 31, 2007
	(In thousands)
One-to Four-family	$133,628	$149,891
Multi-Family	49,670	45,697
Hotel	10,403	29,499
Multi-Use	16,955	15,156
Industrial	50,706	35,521
Office	73,120	67,806
Retail	153,530	162,538
Other	1,587	2,160

Total Construction	$489,599	$508,268

We classify our land loans as loans on raw land, infill, land development and developed land loans. We consider raw land to be land that has no improvements on it and is located outside of a developed area. Infill is land that has no improvements but is located within a metropolitan area and is surrounded by developed land. Land development loans are loans containing budgeted dollars to finance the onsite improvements upon raw or infill land, and developed land loans consist of loans on land with improvements completed. Land loans, including SBA loans, comprised approximately 36% of our total loan portfolio at June 30, 2008 and December 31, 2007. On June 30, 2008 and December 31, 2007, our land loans were as follows:

Type	At June 30, 2008	At December 31, 2007
	(In thousands)
Residential Raw	$55,404	$56,174
Commercial Raw	60,761	$51,583
Residential Infill	26,852	28,916
Commercial Infill	83,724	106,877
Residential Land Development	154,912	176,949
Commercial Land Development	126,938	84,719
Residential Developed Land	54,039	49,607
Commercial Developed Land	—	2,431

Total Land	$562,630	$557,256

Commercial Real Estate Loans. A significant component of our lending activity consists of loans to finance the purchase of commercial real estate and loans to finance inventory and working capital that are secured by commercial real estate. We have a commercial real estate portfolio comprised of loans on apartment buildings, professional offices, industrial facilities, retail centers and other commercial properties. Commercial real estate loans comprised approximately 16% of our total loan portfolio at June 30, 2008 compared to approximately 17% at December 31, 2007. On June 30, 2008 and December 31, 2007, our commercial real estate loans were as follows:

Type	At June 30, 2008	At December 31, 2007
	(In thousands)
Multi-Family	$9,396	$10,490
Hotel	1,954	5,523
Multi-Use	11,110	9,938
Industrial	50,438	48,593
Office	58,654	68,573
Mini-Storage	4,034	4,051
Retail	78,078	81,172
Other	31,489	33,506

Total Term CRE	$245,153	$261,846

Commercial and Industrial Loans. In addition to real estate secured loan products, we also originate commercial and industrial loans, including working capital lines of credit, inventory and accounts receivable lines, equipment loans and other commercial loans. We focus on making loans to small and medium-sized businesses in a variety of industries. Commercial and industrial loans comprised approximately 9% of our total loan portfolio at June 30, 2008 and December 31, 2007.

Residential Real Estate Loans. We originate residential mortgage loans secured by one-to-four family properties, most of which serve as the primary or secondary residences of the owner. We also originate residential real estate construction loans for primary and secondary residences, loans for improved custom home lots, home equity loans and home improvement loans. Residential real estate loans comprised approximately 7% of our total loan portfolio at June 30, 2008 compared to approximately 6% at December 31, 2007.

Consumer Loans. We offer a variety of consumer loans to meet the needs of our commercial customers. Examples of our consumer loans include new and used automobile loans and personal lines of credit. Consumer loans comprised less than 1% of our total loan portfolio at June 30, 2008 and December 31, 2007.

Loans Held For Sale. Loans held for sale are those loans that the Company has the intent to sell in the foreseeable future. Loans held for sale were $86.5 million at June 30, 2008, an increase of $17.7 million, or 25.7% from December 31, 2007. The Company’s loans held for sale consist primarily of Small Business Administration (SBA) loans, which are fully funded. Our overall growth in loans held for sale is consistent with our focus and strategy to grow our SBA loan volume by focusing on markets which we believe have attractive growth prospects. In addition, the increase in loans held for sale is also due to the timing of the sales of these loans which are subject to market demand.

Non-Performing Assets. Non-performing assets include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans, and OREO. In general, loans are placed on nonaccrual status when we determine timely recognition of interest to be in doubt due to the borrower’s financial condition and collection efforts. Loans past due 90 days or more and still accruing interest consist primarily of loans past due 90 days or more as to their maturity date but not their interest due. Restructured loans have modified terms to reduce either principal or interest due to deterioration in the borrower’s financial condition. OREO results from loans where we have received physical possession of the borrower’s assets that collateralized the loan.

The following table presents information regarding nonaccrual loans, accruing loans delinquent 90 days or more, and OREO as of the dates indicated. As of the dates shown below, we had no loans classified as troubled debt restructurings.

	At June 30, 2008	At December 31, 2007
	(Dollars in thousands)
Total nonaccrual loans	$241,828	$13,079
Loans past due 90 days or more and still accruing interest	10,204	—
Restructured loans	—	—
Other real estate owned (OREO)	16,303	110

Total nonperforming assets	$268,335	$13,189

Nonperforming loans to gross loans	16.23%	0.84%
Nonperforming assets to total assets	13.68	0.75
Interest income recognized on nonaccrual loans (1)	$6,466	$1,002

(1)	For the six months ended June 30, 2008 and year ended December 31, 2007.

The composite of nonaccrual loans were as follows as of the dates indicated:

	At June 30, 2008				At December 31, 2007
	# of Nonaccrual Loans	Nonaccrual Balance	%	Percent of Total Loans	# of Nonaccrual Loans	Nonaccrual Balance	%	Percent of Total Loans
	(Dollars in thousands)
Residential construction	42	$50,415	20.8%	3.25%	3	$4,991	38.2%	0.32%
Commercial construction	12	37,184	15.4	2.40	—	—	—	—
Residential land	36	103,526	42.8	6.67	7	5,357	41.0	0.35
Commercial land	4	34,849	14.4	2.24	—	—	—	—
Commercial real estate	4	5,421	2.2	0.35	4	1,785	13.6	0.11
Residential real estate	9	6,999	2.9	0.45	1	750	5.7	0.05
Commercial and industrial	16	3,401	1.4	0.22	5	196	1.5	0.01
Consumer	2	33	< 0.1	< 0.01	—	—	—	—%

Total Loans	125	$241,828	100.0%	15.58%	20	$13,079	100.0%	0.84

Our nonaccrual loans consisted of 125 loans and totaled $241.8 million at June 30, 2008 and consisted of 20 loans and totaled $13.1 million at December 31, 2007. Residential construction and residential land loans comprise approximately 64% of the total aggregate balance of nonaccrual loans at June 30, 2008 compared to approximately 79% at December 31, 2007. Commercial construction and commercial land loans comprise approximately 30% of the total aggregate balance of nonaccrual loans at June 30, 2008 compared to approximately 0% at December 31, 2007. The increase in total nonaccrual loans is due primarily to residential construction and residential land loans and commercial construction and commercial land loans where the borrowers have required an extended time to market their projects due to the current challenging economic environment and have exhausted their available liquidity. Loans related to the southern Nevada market area comprise approximately 71% of the total aggregate balance of nonaccrual loans at June 30, 2008 compared to approximately 88% at December 31, 2007.

The average nonaccrual loan size was approximately $1.9 million at June 30, 2008. Of the nonaccrual loans at June 30, 2008, the five largest had an aggregate balance of approximately $57.4 million or approximately 24% of the total aggregate balance of nonaccrual loans. The largest two nonaccrual loans at June 30, 2008 were a $14.4 million commercial land loan with a specific allowance reserve of $1.2 million secured by an 11.5 acre site for a mixed use development and a $14.4 million residential land loan with a specific allowance reserve of $1.7 million secured by a 157.6 acre site and all improvements for 120 proposed single family residential lots. The next three largest nonaccrual loans have aggregate balances ranging from $9.2 million to $9.8 million with total aggregate specific allowance reserves of $2.4 million and are secured by raw residential land and raw commercial land.

The total amount of additional interest income on nonaccrual loans that would have been recognized for the three and six months ended June 30, 2008 if interest on all such loans had been recorded based upon original contract terms was approximately $2.4 million and $3.4 million, respectively. We are currently committed to lend no additional funds on these nonaccrual loans, in accordance with the original terms of these loans.

Our loans which are past due 90 days or more and still accruing interest consisted of four loans and totaled $10.2 million at June 30, 2008. We had no loans of this type at December 31, 2007. The average size of loans past due 90 days or more and still accruing interest was approximately $2.6 million at June 30, 2008. Residential construction and land loans comprise 100% of the total aggregate balance of these loans at June 30, 2008. The largest loan which is past due 90 days or more and still accruing interest at June 30, 2008 is a $5.5 million residential land loan secured by a 19.2 acre site of 19 lots.

OREO consists of seven properties and totaled approximately $16.3 million at June 30, 2008 and consisted of one property and totaled approximately $110,000 at December 31, 2007. The two largest properties in OREO at June 30, 2008 had an aggregate balance of approximately $13.9 million or approximately 85% of the total aggregate balance of OREO and consisted of finished condo lots with common area improvements and a multi-family residential property. Concurrent with the transfer of new properties to OREO during the second quarter of 2008, the Company recognized $1.3 million in net charge-offs representing the difference between the estimated fair value less the estimated cost to sell of the properties and outstanding loan balances.

We also classify our loans consistent with federal banking regulations using a nine category grading system. The following table presents information regarding potential problem loans, consisting of loans in grades six through nine but still performing as of the dates indicated. These grades are referred to in applicable banking regulations as “Other Loans Especially Mentioned,” “Substandard,” “Doubtful,” and “Loss” and are described in further detail in our Form 10-K.

	At June 30, 2008				At December 31, 2007
	# of Loans	Loan Balance	%	Percent of Total Loans	# of Loans	Loan Balance	%	Percent of Total Loans
	(Dollars in thousands)
Residential construction	7	$11,850	7.6%	0.76%	14	$22,748	26.9%	1.46%
Commercial construction	7	26,068	16.7	1.68	4	14,273	16.9	0.92
Residential land	15	62,112	39.8	4.00	15	32,369	38.3	2.08
Commercial land	4	39,333	25.2	2.53	2	3,376	4.0	0.22
Commercial real estate	12	9,371	6.0	0.60	8	3,915	4.6	0.25
Residential real estate	3	2,499	1.6	0.16	7	6,735	8.0	0.43
Commercial and industrial	9	4,737	3.1	0.31	12	1,013	1.2	0.06
Consumer	—	—	—	—	4	77	0.1	< 0.01

Total Loans	57	$155,970	100.0%	10.04%	66	$84,506	100.0%	5.42%

Our potential problem loans, consisted of 57 loans and totaled approximately $156.0 million at June 30, 2008 and consisted of 66 loans and totaled $84.5 million at December 31, 2007. Construction and land loans comprise approximately 89% of the total aggregate balance of potential problem loans at June 30, 2008 compared to approximately 86% at December 31, 2007. This increase is due primarily to construction and land loans where borrowers have experienced substantial construction delays and required an extended time to market their projects due to the current challenging economic environment in the markets we operate which has caused the timing of completion or ultimate disposition of the finished project to be delayed. Our potential problem loans are primarily secured by real estate with loan to value ratios within bank policy limits at the time of origination.

As a result of the real estate value declines, in the first quarter of 2008, we ordered updated appraisals on the real estate collateral underlying our construction and land loan portfolios, and in April 2008, we engaged an independent third party to review our construction and land loan portfolios to assist us in identifying weaknesses. The results of the appraisal updates and the independent loan review were taken into account in establishing our provision for loan losses in the first six months of 2008. The independent loan review was completed with respect to our residential construction, residential land, and commercial construction loan portfolios in the second quarter of 2008. In addition, we continue to receive updated appraisals with respect to our residential construction and residential land loan portfolios, as well as, our commercial construction portfolio.

The following table sets forth information regarding impaired loans as of the dates indicated:

	At June 30, 2008		At December 31, 2007
	# of Loans	Loan Balance	# of Loans	Loan Balance
	(In thousands)
Impaired loans with a specific valuation allowance under SFAS 114:
Residential construction	35	$42,308	5	$10,149
Commercial construction	11	48,049	—	—
Residential land	32	124,342	3	5,266
Commercial land	5	57,583	1	327
Commercial real estate	1	3,000	2	528
Residential real estate	8	5,499	1	143
Commercial and industrial	15	3,412	9	437
Consumer	2	33

Total impaired loans with a specific valuation allowance under SFAS 114	109	$284,226	21	$16,850

Impaired loans without a specific valuation allowance under SFAS 114:
Residential construction	15	$19,321	16	$27,956
Commercial construction	11	21,917	7	23,015
Residential land	17	41,881	22	57,655
Commercial land	1	7,043	1	3,048
Commercial real estate	11	15,559	3	1,351
Residential real estate	9	4,387	7	5,964
Commercial and industrial	2	350	—	—

Total impaired loans without a specific valuation allowance under SFAS 114	66	$110,458	56	$118,989

Total impaired loans	175	$394,684	77	$135,839

Related allowance for loan losses on impaired loans		$51,069		$2,149
Average balance of impaired loans during the period (1)		$429,341		$129,136
Interest income recognized during the period on impaired loans (1)		$11,828		$10,516

(1)	For the six months ended June 30, 2008 and year ended December 31, 2007.

Impaired loans pursuant to SFAS 114, consisted of 175 loans and totaled $394.7 million at June 30, 2008 and consisted of 77 loans and totaled $135.8 million at December 31, 2007. We are currently committed to lend approximately $36.6 million in additional funds on these impaired loans, in accordance with the original terms of these loans. Of the $36.6 million in committed funds on impaired loans, none is representative of nonaccrual loans. The Company will continue to monitor its portfolio on a regular basis and will lend additional funds only as warranted on these impaired loans. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. Approximately 58% of the impaired loans as of June 30, 2008 relates to residential construction and residential land loans. As of June 30, 2008, $110.5 million of impaired loans do not have any specific valuation allowance under SFAS 114. Pursuant to SFAS 114, a loan is impaired when both the contractual interest payments and the contractual principal payments of a loan are not expected to be collected as scheduled in the loan agreement. The $110.5 million of impaired loans without a specific valuation allowance as of June 30, 2008 are generally impaired due to delays or anticipated delays in receiving payments pursuant to the contractual terms of the loan agreements. In addition, at June 30, 2008 and December 31, 2007, we had no loans classified as troubled debt restructurings, as defined in SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. However, due to the current economic environments in the markets in which we operate and deterioration of certain loans in our portfolio, we may have loans classified as troubled debt restructurings during the remainder of 2008.

The Company experienced significant declines in the current valuations for real estate collateral supporting portions of its loan portfolio, primarily residential construction and residential land loans, late in the first quarter of 2008, and continuing through the second quarter of 2008, as reflected in recently received appraisals. Currently, $299.3 million, or approximately 76%, of impaired loans have recent appraisals. If real estate values continue to decline and as updated appraisals are received, the Company may have to increase its allowance for loan losses accordingly.

Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses at or for the periods indicated.

	For the Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of period	$19,304	$11,200
Provisions charged to operating expenses	100,100	3,190
Recoveries of loans previously charged-off:
Residential construction	—	—
Commercial construction	—	—
Residential land	—	—
Commercial land	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial and industrial	—	3
Consumer and other	7	30

Total recoveries	7	33

Loans charged-off:
Residential construction	7,353	—
Commercial construction	3,750	—
Residential land	27,314	—
Commercial land	744	—
Commercial real estate	184	—
Residential real estate	299	—
Commercial and industrial	880	—
Consumer and other	18	89

Total charged-off	40,542	89

Net charge-offs	40,535	56

Balance at end of period	$78,869	$14,334

Net charge-offs to average loans outstanding	2.40%	0.00%

Allowance for loan losses to gross loans	5.08	1.09

The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, or GAAP. We are responsible for the timely and periodic determination of the adequacy of the allowance. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

We maintain the allowance for loan losses through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. We establish the provision for loan losses after considering the results of our review of delinquency and charge-off trends, the amount of the allowance for loan losses in relation to the total loan balance, loan portfolio growth, GAAP and regulatory guidance. We periodically review the assumptions and formula used in determining our allowance for loan losses and make adjustments if required to reflect the current risk profile of our loan portfolio. During the second quarter of 2008, we further increased the allowance for loan losses due to the weaknesses in the residential real estate markets in which we operate specifically related to our residential construction and residential land portfolio which continues to experience deterioration in estimated collateral values and repayment abilities of some of our customers, an increase in nonperforming assets, and the general weakening economic condition in the markets in which we serve. The specific increase in the allowance for loan losses reflects specific reserves on impaired loans as required by SFAS 114, general reserves based on various qualitative and quantitative factors reflecting among other things a significant increase in nonaccrual loans and the migration of loans categorized as potential problem loans in the first quarter of 2008 into higher regulatory grades in the second quarter of 2008.

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

The following table presents the allocation of our allowance for loan losses by loan category and the percentage of loans in each category to total loans as of the dates indicated:

	At June 30, 2008		At December 31, 2007
	Amount	% of Loans in Each Category to Gross Loans (1)	Amount	% of Loans in Each Category to Gross Loans (1)
Construction and land	$66,651	67.6%	$13,664	68.0%
Commercial real estate	5,322	15.8	3,568	16.7
Commercial and industrial	3,805	9.4	1,199	8.9
Single family residential real estate	2,966	6.9	777	6.1
Consumer and other	125	0.3	96	0.3

Total	$78,869	100.0%	$19,304	100.0%

(1)	Gross loans before netting deferred loan fees.

Securities. Our investment portfolio consists mainly of AAA rated U.S. government agency securities. Our securities are all classified as “available-for-sale” and are reported at fair value, with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders’ equity.

At June 30, 2008, securities totaled $51.8 million, a decrease of $145,000, or 0.3%, from $52.0 million at December 31, 2007. At June 30, 2008, the majority of our securities had a contractual maturity date of five years or less. These medium to short-term maturities are consistent with our current primary focus and strategy to support the loan portfolio while using our investment portfolio primarily for liquidity purposes.

The carrying value of our securities available for sale at June 30, 2008 and at December 31, 2007 is set forth below.

	At June 30, 2008	At December 31, 2007
	(In thousands)
U.S. Treasury securities	$9,446	$9,578
U.S. Government-sponsored agencies	35,692	35,621
Mortgage-backed obligations	4,212	4,327
Money market	2,086	2,067
Other debt securities	385	373

Total investment securities	$51,821	$51,966

Premises and Equipment. Our premises and equipment totaled $40.7 million at June 30, 2008, a decrease of $2.4 million, or 5.6%, from $43.1 million at December 31, 2007. This decrease was primarily due to the completion of construction of new branch offices during the first six months of 2008 offset by a decrease of $5.5 million of land which was reclassified during the second quarter of 2008 to land held for sale due to a change in the Company’s intent for the use of the property.

Land Held For Sale. Our land held for sale totaled $5.5 million at June 30, 2008 compared to $0 at December 31, 2007. Land held for sale consists of raw land in the Las Vegas area in which the Company is currently marketing for sale and no longer being considered as a future branch location. Management changed its intent for the use of this property during the second quarter of 2008.

Goodwill and Other Intangible Assets. Our goodwill is related to the acquisition of Choice Bank in 2006 and totaled $0 at June 30, 2008 compared to $18.8 million at December 31, 2007. Due to the continued deterioration of market conditions as well as continued deterioration in our credit quality, the Company completed an impairment valuation test of its $18.8 million goodwill asset during the second quarter of 2008. As a result of this impairment test, the Company recorded a full impairment charge to the goodwill asset of $18.8 million. The goodwill impairment charge had no impact on the Company’s tangible capital levels, tangible book value per share, regulatory capital ratios or liquidity. In addition, the acquisition of Choice Bank resulted in a core deposit intangible, which due to amortization, amounted to $786,000 at June 30, 2008 compared to $917,000 at December 31, 2007. As of June 30, 2008, the Company completed an impairment evaluation of its core deposit intangible and determined no impairment loss was necessary.

Deferred Taxes. At June 30, 2008 we had net deferred tax assets of $16.6 million, an increase of $10.7 million, or 181.0% from $5.9 million at December 31, 2007. This increase is primarily the result of the large increase in our allowance for loan losses during the first six months of 2008 which is our largest deferred tax item. During the second quarter of 2008, the Company established a valuation allowance of $10.7 million to the Company’s net deferred tax assets. This valuation allowance is related to certain tax aspects involving the allowance for loan losses. The allowance for loan losses represents future tax benefits which would be realized when actual charge-offs are made against the allowance. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary.

Cash and Cash Equivalents. Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $240.1 million at June 30, 2008, an increase of $226.3 million, or 1635.1%, from $13.8 million at December 31, 2007. This increase is due to our concerted efforts to increase our liquidity.

Deposits. Total deposits were $1.73 billion at June 30, 2008, an increase of $306.0 million, or 21.5% from December 31, 2007. An increase in time deposits is the primary reason for the increase in our deposits during the first six months of 2008. Time deposits increased $479.8 million, or 69.5% to $1.17 billion at June 30, 2008 from $690.6 million at December 31, 2007. A significant portion of our deposit increase is due to the increase of our brokered deposits from $500.2 million at December 31, 2007 to $594.2 million at June 30, 2008. This increase was due to increased deposits from the same four existing broker deposit customers that existed at December 31, 2007. For a discussion of recent changes in deposit concentration, see “—Liquidity and Capital Resources.”

Borrowings. At June 30, 2008, we had $77.0 million in advances from the FHLB, $47.0 million of which were classified as long-term borrowings and $30.0 million of which were classified as short-term borrowings. Total borrowings from the FHLB have decreased $13.6 million, or 15.0%, to $77.0 million at June 30, 2008 from $90.6 million at December 31, 2007. As competition for deposits continues to increase, we anticipate further reliance on FHLB borrowings to supplement the funding of our asset growth. As of June 30, 2008, we had the ability to borrow an additional $43.4 million from the FHLB.

Junior Subordinated Debt. We had $69.6 million of junior subordinated debentures outstanding at June 30, 2008 and December 31, 2007. Our junior subordinated debt, which is issued to our statutory trust subsidiaries that in turn have issued trust preferred securities, is considered long-term borrowing for financial reporting purposes but is included as a component of regulatory capital, subject to limitations.

In an effort to preserve the Company’s capital and improve its capital ratios, on July 30, 2008, the Company’s board of directors elected to defer further interest payments on each of the Company’s series of junior subordinated debt securities relating to the trust preferred securities of Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV, Silver State Capital Trust V and Silver State Capital Trust VI (each an unconsolidated subsidiary of the Company). The Company has the ability under each indenture for the junior subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters without experiencing a default under the indentures. The deferral provisions for these securities were intended to be exercised during extraordinary times such as the Company is now experiencing.

Stockholders’ Equity. Stockholders’ equity decreased $88.8 million, or 56.4%, to $68.8 million at June 30, 2008 from $157.6 million at December 31, 2007. The decrease in stockholders’ equity is primarily the result of the $87.6 million net loss for six months ended June 30, 2008 with the remainder from treasury stock transactions and stock option exercises. The Company repurchased 146,600 shares of its common stock under an authorized stock repurchase program at a weighted average price per share of $10.29 during the first quarter of 2008 and did not repurchase any shares of its common stock during the second quarter of 2008.

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

Average Balance Sheet. The following tables presents certain information regarding our financial condition and net interest income for the three month periods ended June 30, 2008 and 2007, and the six month periods ended June 30, 2008 and 2007. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we considered adjustments to yields.

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets
Investment Securities-taxable	$127,796	$1,022	3.22%	$53,214	$634	4.78%
Federal funds sold and other	141,050	729	2.08	22,968	258	4.51
Loans (1)(2)	1,697,417	27,219	6.45	1,287,071	33,411	10.41
FHLB stock	5,896	83	5.66	4,294	40	3.74

Total earning assets	1,972,159	29,053	5.93%	1,367,547	34,343	10.07%
Non-interest earning assets
Cash and due from banks	20,011			17,377
Allowance for loan losses	(42,009)			(13,230)
Other assets	94,520			71,500

Total assets	$2,044,681			$1,443,194

Interest-bearing liabilities
Interest checking	$17,448	$85	1.96%	$16,481	$44	1.07%
Savings and money market	499,456	3,852	3.10	522,192	6,161	4.73
Time deposits	1,071,521	11,689	4.39	487,380	6,508	5.36

Total interest-bearing deposits	1,588,425	15,626	3.96	1,026,053	12,713	4.97
Short-term borrowings	45,410	388	3.44	27,024	338	5.02
Long-term debt	51,642	620	4.83	54,207	643	4.76
Junior subordinated debt	69,589	772	4.46	38,661	689	7.15

Total interest-bearing liabilities	1,755,066	17,406	3.99%	1,145,945	14,383	5.03%
Non-interest bearing liabilities
Non-interest bearing demand deposits	137,570			169,333
Other liabilities	12,228			11,347
Stockholders’ equity	139,817			116,569

Total liabilities and stockholders’ equity	$2,044,681			$1,443,194

Net interest rate spread (3)			1.94%			5.04%
Net interest income/net interest margin (4)		$11,647	2.38%		$19,960	5.85%

Total interest-earning assets to interest-bearing liabilities	112.37%			119.34%

(1)	Net loan fees of $2.8 million and $3.5 million are included in the yield computation for the three months ended June 30, 2008 and 2007, respectively.
(2)	Nonaccrual loans have been included in average loan balances.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Annualized.

	For the Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)
	(Dollars in thousands)
Interest-earning assets
Investment Securities-taxable	$90,145	$1,667	3.72%	$57,099	$1,327	4.69%
Federal funds sold and other	79,103	853	2.17	18,637	470	5.09
Loans (1)(2)	1,688,929	62,132	7.40	1,208,934	61,844	10.32
FHLB stock	5,840	154	5.30	4,201	99	4.75

Total earning assets	1,864,017	64,806	6.99%	1,288,871	63,740	9.97%
Non-interest earning assets
Cash and due from banks	17,547			17,968
Allowance for loan losses	(31,091)			(12,389)
Other assets	88,547			68,488

Total assets	$1,939,020			$1,362,938

Interest-bearing liabilities
Interest checking	$13,970	$112	1.61%	$18,676	$101	1.09%
Savings and money market	521,681	8,671	3.34	494,714	11,537	4.70
Time deposits	917,245	21,203	4.65	445,118	11,842	5.36

Total interest-bearing deposits	1,452,896	29,986	4.15	958,508	23,480	4.94
Short-term borrowings	57,743	1,119	3.90	23,968	657	5.53
Long-term debt	53,544	1,283	4.82	52,971	1,214	4.62
Junior subordinated debt	69,589	1,840	5.32	38,661	1,355	7.07

Total interest-bearing liabilities	1,633,772	34,228	4.21%	1,074,108	26,706	5.01%
Non-interest bearing liabilities
Non-interest bearing demand deposits	143,521			166,499
Other liabilities	11,618			9,076
Stockholders’ equity	150,109			113,255

Total liabilities and stockholders’ equity	$1,939,020			$1,362,938

Net interest rate spread (3)			2.78%			4.96%
Net interest income/net interest margin (4)		$30,578	3.30%		$37,034	5.79%

Total interest-earning assets to interest-bearing liabilities	114.09%			119.99%

(1)	Net loan fees of $6.5 million and $5.8 million are included in the yield computation for the six months ended June 30, 2008 and 2007, respectively.
(2)	Nonaccrual loans have been included in average loan balances.
(3)	Net interest spread represents average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Net interest margin is computed by dividing net interest income by total average earning assets.
(5)	Annualized.

Rate/Volume Analysis. The following table presents the extent to which the changes in interest rates and the changes in volume of our interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

•	changes attributable to changes in volume (changes in volume multiplied by prior rate);

•	changes attributable to changes in rate (changes in rate multiplied by prior volume); and

•	the net change.

	For the Three Months Ended June 30, 2008 v. 2007 Increase (Decrease) Due to Changes in (1)			For the Six Months Ended June 30, 2008 v. 2007 Increase (Decrease) Due to Changes in (1)
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest on securities, taxable	$596	$(208)	$388	$611	$(271)	$340
Federal funds sold and other	610	(139)	471	652	(269)	383
Loans	6,580	(12,772)	(6,192)	17,658	(17,370)	288
FHLB stock	23	20	43	43	12	55

Total interest income	7,809	(13,099)	(5,290)	18,964	(17,898)	1,066

Interest expense:
Interest checking	5	36	41	(38)	49	11
Savings and money market	(175)	(2,134)	(2,309)	448	(3,314)	(2,866)
Time deposits	6,372	(1,191)	5,181	10,914	(1,553)	9,361
Short-term borrowings	157	(107)	50	655	(193)	462
Long-term debt	(31)	8	(23)	14	55	69
Junior subordinated debt	343	(260)	83	818	(333)	485

Total interest expense	6,671	(3,648)	3,023	12,811	(5,289)	7,522

Net increase	$1,138	$(9,451)	$(8,313)	$6,153	$(12,609)	$(6,456)

(1)	Changes due to both volume and rate have been allocated to volume changes.

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

General. Net loss was $73.2 million for the three months ended June 30, 2008, a difference of $79.4 million or 1286.3%, compared with net income of $6.2 million for the three months ended June 30, 2007. The net loss for the three months ended June 30, 2008, was due primarily to a $69.1 million provision for loan losses, an impairment charge of $18.8 million representing a full write-down of the Company’s goodwill asset, and the establishment of a valuation allowance of $10.7 million to the Company’s net deferred tax assets. The net loss was also impacted by a decrease in net interest income, an increase in non-interest expenses and a decrease in non-interest income when compared to the corresponding period in 2007. Basic and diluted loss per share were ($4.84) for the three months ended June 30, 2008, compared with basic and diluted income per share of $0.45 and $0.44, respectively, for the three months ended June 30, 2007. For the three months ended June 30, 2008, our annualized return on average stockholders’ equity was (210.6%) compared with 21.2% for the corresponding period in 2007. Our annualized return on average assets was (14.4%) for the three months ended June 30, 2008, compared with 1.7% for the corresponding period in 2007. Net loss was $87.6 million for the six months ended June 30, 2008, a difference of $99.4 million or 845.2%, compared with net income of $11.8 million for the six months ended June 30, 2007. The net loss for the six months ended June 30, 2008, was due primarily to a $100.1 million provision for loan losses, an impairment charge of $18.8 million representing a full write-down of the Company’s goodwill asset, and the establishment of a valuation allowance of $10.7 million to the Company’s net deferred tax assets. The net loss was also impacted by a decrease in net interest income, an increase in non-interest expenses and a decrease in non-interest income when compared to the corresponding period in 2007. Basic and diluted loss per share were ($5.78) for the six months ended June 30, 2008, compared with basic and diluted income per share of $0.86 and $0.83, respectively, for the six months ended June 30, 2007. For the six months ended June 30, 2008, our annualized return on average stockholders’ equity was (117.4%) compared with 20.9% for the corresponding period in 2007. Our annualized return on average assets was (9.1%) for the six months ended June 30, 2008, compared with 1.7% for the corresponding period in 2007.

Interest and Dividend Income. Total interest and dividend income decreased $5.3 million, or 15.4%, to $29.1 million for the three months ended June 30, 2008 from $34.3 million for the corresponding period in 2007. This decrease is primarily attributable to the lower interest rate environment and an increase in nonperforming loans. These factors were offset by an increase in the average balances of earning assets, primarily loans. Total interest and dividend income increased $1.1 million, or 1.7%, to $64.8 million for the six months ended June 30, 2008 from $63.7 million for the corresponding period in 2007. This increase is primarily attributable to an increase in the average balance of earning assets, primarily loans. We experienced a decrease in our average yield on loans for the three months and six months ended June 30, 2008 due to the recent decreases in our prime lending rates, reflecting the general decline in market interest rates that began in the second half of 2007 and continued in the first quarter of 2008. The decreases in our prime lending rates resulted in immediate declines in the rates on our variable rate loans which make up the significant majority of our loan portfolio. Our interest income was also negatively impacted by the significant increase in nonaccrual loans during the first six months of 2008. The average yield on earning assets decreased to 5.93% for the three months ended June 30, 2008 compared with 10.07% for the corresponding period of 2007. The average yield on earning assets decreased to 6.99% for the six months ended June 30, 2008 compared with 9.97% for the corresponding period of 2007.

Interest Expense. Total interest expense increased $3.0 million, or 21.0%, to $17.4 million for the three months ended June 30, 2008 from $14.4 million for the corresponding period in 2007. Total interest expense increased $7.5 million, or 28.2%, to $34.2 million for the six months ended June 30, 2008 from $26.7 million for the corresponding period in 2007. These increases primarily reflect an increase in the average balance of interest-bearing liabilities, especially our interest-bearing deposits, short-term borrowings and junior subordinated debt, offset by a decrease in the average cost of our interest-bearing liabilities. In particular, the average balance of our time deposits, one of our highest cost sources of funds, increased by 119.9% and 106.7% for the three months and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007 primarily reflecting our competitive pricing during these periods. The increase in interest expense also reflects an increase of 39.0% and 56.5% in the average balance of our borrowed funds for the three months and six months ended June 30, 2008, respectively, compared to the corresponding periods of 2007 as we continued to use FHLB borrowings and junior subordinated debt to supplement deposits to fund our operations. The average cost of interest-bearing liabilities decreased to 3.99% for the three months ended June 30, 2008 compared with 5.03% for the corresponding period of 2007. The average cost of interest-bearing liabilities decreased to 4.21% for the six months ended June 30, 2008 compared with 5.01% for the corresponding period of 2007. The decline in average cost reflects the overall decline in market interest rates offset in part by the increased competition for deposits and the significant increase in higher costing certificates of deposit.

Net Interest Income. Net interest income decreased $8.3 million, or 41.7%, to $11.6 million for the three months ended June 30, 2008 from $20.0 million for the corresponding period in 2007. Net interest income decreased $6.5 million, or 17.4%, to $30.6 million for the six months ended June 30, 2008 from $37.0 million for the corresponding period in 2007. The net interest margin for the three months ended June 30, 2008 was 2.38% compared to 5.85% for the corresponding period in 2007. The net interest margin for the six months ended June 30, 2008 was 3.30% compared to 5.79% for the corresponding period in 2007. These decreases are primarily attributable to a decrease in the average yield of our loan portfolio reflecting the lower interest rate environment, as well as continued competitive pressure on the pricing of our deposit products. These competitive pressures partially mitigated the impact of the significant decline in market interest rates. Additionally, the net interest margin was negatively impacted due to a shift in our deposit mix as the Company has become increasingly reliant on higher cost funding sources such as time deposits. Furthermore, our net interest margin decreased by approximately 0.49% during the three months ended June 30, 2008 and decreased by approximately 0.36% during the six months ended June 30, 2008 due to the reversal of interest income on loans being placed on nonaccrual status during the first six months of 2008. Further interest rate cuts and increased funding costs due to significant increased competition for deposits and loans is expected to result in further compression of our net interest margin for the remainder of 2008 assuming market rates remain at their current levels.

Provision for Loan Losses. The provision for loan losses in each period is reflected as a charge against earnings in that period. The provision is equal to the amount required to maintain the allowance for loan losses at a level that, in our judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.

Our provision for loan losses was $69.1 million and $100.1 million for the three and six months ended June 30, 2008, respectively, compared to $1.9 million and $3.2 million for the corresponding periods of 2007. Factors that impact the provision for loan losses are net charge-offs or recoveries, changes in the size of the loan portfolio, and the recognition of changes in current risk factors. The significant increase in the provision for loan losses for the three and six months ended June 30, 2008 is primarily attributable to the Company’s residential construction and land loan portfolio which continues to experience deterioration in estimated collateral values and repayment abilities of some of the Company’s customers. Other reasons for the increase are attributable to an overall increase in nonperforming assets, an increase in our potential problem loans and the continuing general weakening economic conditions in the markets served by the Company. To assist us in identifying weaknesses in our construction and land loan portfolios, we engaged an independent third-party to review these portions of our loan portfolio. The results of the third-party loan review were taken into account in establishing the provision for loan losses in the first six months of 2008.

During the second quarter of 2008, we continued to experience significant competitive pressures and challenging market conditions in the markets in which we operate as the economies in the Las Vegas and Phoenix/Scottsdale areas, as well as the national economy, have continued to show signs of significant weakness. The Las Vegas economy has continued to weaken from the housing and credit crisis which have had a significant impact on the residential housing markets as well as the commercial real estate markets. The local unemployment rate in Las Vegas has risen to 6.5% as of June 2008 compared to 4.8% a year earlier and 5.6% as of December 31, 2007. Single family building permits and commercial building permits for June 2008 have decreased 38.1% and 37.8%, respectively, compared to a year earlier. New home sales in June 2008 were down 44.7% compared to a year earlier. Gaming revenue as of May 2008 decreased 16.4% compared to a year earlier. As of June 2008, the office market had a vacancy rate of 16.1% up from 11.0% a year earlier. As of June 2008, the retail vacancy rate reached 6.0% compared to 3.3% a year earlier. According to one Las Vegas economist, these factors help corroborate the presence of a current recession in the Southern Nevada market. The Phoenix/Scottsdale economy is experiencing similar weakening as the local unemployment rate in the Phoenix area has risen to 4.3% as of June 2008 compared to 3.1% a year earlier and 3.8% as of December 31, 2007. Total housing sales in April 2008 were down 27.7% compared to a year earlier. Total new housing units authorized in April 2008 were down 32.4% from a year earlier. As a result, the residential housing markets in the Las Vegas and Phoenix areas have continued to experience a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. The extent of the impact of the deterioration of the Nevada and Arizona economies and real estate markets on certain segments of our loan portfolio, namely our residential construction and land loans, began to be realized toward the end of the first quarter of 2008 as project delays mounted and updated appraisals showing significant lower valuations were received. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which requires us to place the loan into nonaccrual status. These economic trends have begun to adversely affect our asset quality with nonaccrual loans increasing to $241.8 million as of June 30, 2008 compared to $13.1 million at December 31, 2007. Nonperforming loans as a percentage of gross loans were 16.23% as of June 30, 2008 compared to 0.84% at December 31, 2007. Nonperforming assets as a percentage of total assets were 13.68% as of June 30, 2008 compared to 0.75% as of December 31, 2007. In addition, our potential problem loans totaled approximately $156.0 million at June 30, 2008 compared to $84.5 million at December 31, 2007. For the three and six months ended June 30, 2008, net charge-offs as a percentage of average loans were 1.82% and 2.40%, respectively compared to less than 0.01% for the corresponding periods in 2007. OREO was $16.3 million at June 31, 2008 compared to $110,000 at December 31, 2007. Continuation of these economic and real estate factors are likely to continue to affect our asset quality and overall performance.

The specific increase in the allowance for loan losses reflects specific reserves on impaired loans as required by SFAS 114, general reserves based on various qualitative and quantitative factors reflecting among other things a significant increase in nonaccrual loans and the migration of loans categorized as potential problem loans in the first quarter of 2008 into higher regulatory grades in the second quarter of 2008.

The ratio of nonperforming loans to total gross loans was 16.23% at June 30, 2008 compared to 0.84% at December 31, 2007. The ratio of the allowance for loan losses to gross loans was 5.08% at June 30, 2008 compared with 1.24% at December 31, 2007. The ratio of the allowance for loan losses to nonperforming loans was 31.29% at June 30, 2008 compared with 147.60% at December 31, 2007. Nonperforming loans increased to $252.0 million at June 30, 2008 from $13.1 million at December 31, 2007. See “– Critical Accounting Policies – Allowance for Loan Losses.”

Other Income. We earn non-interest income primarily through gains on sales of loans, fees related to services provided to deposit customers, and fees related to services provided to current and potential loan customers.

Total non-interest income decreased $429,000, or 22.9%, to $1.4 million for the three months ended June 30, 2008 from $1.9 million for the corresponding period of 2007. Total non-interest income decreased $1.1 million, or 24.9%, to $3.4 million for the six months ended June 30, 2008 from $4.5 million for the corresponding period of 2007. These decreases are primarily attributable to a decrease in gain on sales of loans, due to the overall decrease in market demand for these products which affected the timing of origination and sale of these loans, as well as a general decline in the premiums obtained from the sale of these loans. The table below represents a breakdown of our other income for the periods indicated.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(In thousands)			(In thousands)
Gain on sale of loans	$577	$1,202	$(625)	$1,822	$3,033	$(1,211)
Service charges	258	221	37	523	420	103
Investment securities gains (losses), net	—	—	—	52	31	21
Loan servicing fees, net of amortization	74	61	13	141	250	(109)
Gain (loss) on disposal of other assets	(2)	(16)	14	1	(16)	17
Other income	538	406	132	875	830	45

Total non-interest income	$1,445	$1,874	$(429)	$3,414	$4,548	$(1,134)

Non-Interest Expense. Non-interest expense increased $19.9 million, or 195.3%, to $30.0 million for the three months ended June 30, 2008 from $10.2 million for the corresponding period of 2007. Non-interest expense increased $22.7 million, or 116.1%, to $42.3 million for the six months ended June 30, 2008 from $19.6 million for the corresponding period of 2007. These increases were significantly affected by an impairment charge of $18.8 million, representing a full-write down of the Company’s goodwill asset, which was originally recorded with the acquisition of Choice Bank. The impairment charge was the result of the Company completing an impairment valuation test of its goodwill asset during the quarter due to the continued deterioration of market conditions as well as continued deterioration in our credit quality. The increases are also attributable to our overall growth, specifically to the opening of new branches and hiring of new loan officers and other employees, as well as increased expenses related to operating as a public company. Salaries and employee benefit costs decreased $1.3 million from the three months ended June 30, 2007 to the corresponding period of 2008 as a result of decreased loan commissions and bonus accruals, offset by additional employees, related increased benefit costs, and normal salary increases. Salaries and employee benefit costs increased $283,000 from the six months ended June 30, 2007 to the corresponding period of 2008 reflecting overall franchise growth. Occupancy expenses increased $356,000 and $797,000, respectively, from the three and six months ended June 30, 2007 to the corresponding periods of 2008 as a result of additional property and fixed assets relating to our new branch office openings over the past year as well as recent lease termination costs associated with our decision to slow our branch expansion in future quarters. Depreciation and amortization expense increased $187,000 and $367,000, respectively, from the three and six months ended June 30, 2007 to the corresponding periods of 2008 as a result of the increase in property and equipment associated with our new branch office openings over the past year. Insurance expense increased $61,000 and $306,000, respectively, from the three and six months ended June 30, 2007 compared to the corresponding periods of 2008, due to increased insurance costs and an increase in FDIC deposit insurance assessments given to all banks since the second quarter of 2007. Professional fees expense increased $1.1 million and $1.2 million, respectively, from the three and six months ended June 30, 2007 to the corresponding periods of 2008 due to the increase in size and complexity of the Company and increased legal, audit, accounting, compliance, and loan review fees associated with being a public company and the challenging economic environment. Losses on other real estate owned increased $152,000 and decreased $14,000, respectively, from the three and six months ended June 30, 2007 compared to the corresponding periods of 2008 due to the significant increase in OREO and related transactions to dispose of properties acquired in foreclosures. Other non-interest expense increased $415,000 and $895,000, respectively, from the three and six months ended June 30, 2007 compared to the corresponding periods of 2008, due to our overall franchise growth. The table below sets forth the components of our non-interest expense for the periods indicated.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(In thousands)			(In thousands)
Salaries, wages and employee benefits	$5,160	$6,414	$(1,254)	$12,527	$12,244	$283
Occupancy	1,208	852	356	2,365	1,568	797
Depreciation and amortization	800	613	187	1,572	1,205	367
Insurance	613	552	61	927	621	306
Professional fees	1,544	463	1,081	2,474	1,314	1,160
Advertising, public relations and business development	286	226	60	599	451	148
Customer service expense	57	100	(43)	149	187	(38)
Goodwill impairment	18,835	—	18,835	18,835	—	18,835
Loss on other real estate owned	152	—	152	168	182	(14)
Other	1,358	943	415	2,717	1,822	895

Total non-interest expense	$30,013	$10,163	$19,850	$42,333	$19,594	$22,739

Income Taxes. Total income tax benefit was $12.8 million for the three months ended June 30, 2008, a difference of $16.5 million or 452.3% compared with total income tax expense of $3.6 million for the corresponding period of 2007. Total income tax benefit was $20.8 million for the six months ended June 30, 2008, a difference of $27.9 million or 395.8% compared with total income tax expense of $7.0 million for the corresponding period of 2007. Our effective federal income tax rate was 17.0% and 21.3%, respectively, for the three and six months ended June 30, 2008, compared to 37.1% and 37.5% for the corresponding periods of 2007. The income tax benefit is due to the losses incurred for the three and six months ended June 30, 2008 before income taxes, partially offset by a valuation charge of $10.7 million to the Company’s net deferred tax assets incurred during the three months ended June 30, 2008. Our largest deferred tax asset component relates to our allowance for loan losses. The allowance for loan losses represents future tax benefits which would be realized when actual charge-offs are made against the allowance. To the extent available, sources of taxable income, including those available from prior years’ under tax regulations, are deemed per GAAP to be insufficient to absorb tax losses, and a valuation allowance is therefore necessary. The valuation loss increased by $10.7 million during the three months ended June 30, 2008.

Liquidity and Capital Resources

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, deposit withdrawals and operating expenses. Our primary sources of funds are cash received from scheduled amortization and prepayments of loans, new deposits, borrowed funds, maturities and calls of investment securities and funds provided by our operations. Our membership in the FHLB provides us access to additional sources of borrowed funds, which is generally limited to twenty times the amount of FHLB stock owned. The value at cost of our FHLB stock at June 30, 2008 is approximately $6.0 million. In August 2008, we were granted access to the Federal Reserve Bank of San Francisco’s discount window for up to $97.0 million. The borrowing capacity granted to the Bank by the Federal Reserve is in addition to any borrowing capacity available to the Company from the FHLB.

Cash and cash equivalents (consisting of cash and due from banks and federal funds sold), totaled $240.1 million at June 30, 2008, an increase of $226.3 million, or 1635.1%, from $13.8 million at December 31, 2007. This increase is due to our concerted efforts to increase our liquidity.

As of August 12, 2008, the most recent practicable date, the Company’s cash and cash equivalents were $85.7 million. Also, as of that date, the Company did not have access to purchase federal funds under agreements with other correspondent banks and it had outstanding borrowings from the FHLB of $107.0 million, which is our maximum borrowing capacity from the FHLB at this time. However, the Company did have access to the Federal Reserve Bank of San Francisco’s discount window for up to $97.0 million, none of which had been borrowed as of August 12, 2008.

Deposit flows, calls of investment securities and borrowed funds, and prepayments of loans are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

We experienced an increase in deposits of $306.0 million during the six months ended June 30, 2008 compared with a net increase of $259.0 million during the corresponding period of 2007. The majority of this increase is attributable to an increase in brokered deposits and time deposits. Deposit flows are affected by the level of market interest rates, the interest rates and products offered by competitors, the volatility of equity markets and other factors.

At June 30, 2008, there were $1.16 billion in time deposits scheduled to mature within one year. Based on our historical experience and competitive pricing practices, we expect to be able to retain or replace a substantial portion of these maturing deposits.

Our 20 largest depositors accounted for approximately 44.1% of our total deposits and our five largest depositors accounted for approximately 35.9% of our total deposits at June 30, 2008. Our four largest depositors accounted for $594.2 million, or 34.3% of total deposits at June 30, 2008. The deposit balances of these four largest customers are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The balances of our brokered deposits measured as of each month end from January 1, 2007 to June 30, 2008 have fluctuated, ranging from a high of $753.1 million, or 41.7% of total deposits to a low of $228.3 million, or 22.2% of total deposits.

Our brokered deposits pose a heightened risk of not being retained by us because these customers tend to be very rate sensitive in making their decisions as to the financial institution with which they choose to place their deposits. In addition, our “adequately capitalized” classification will require FDIC approval to accept, renew, or roll-over brokered deposits.

We believe that our net income has not been, and we do not expect it to be, adversely affected by the use of brokered short-term deposits. As a general matter, we price brokered deposits separately from our pricing of deposits gathered through our local branch networks. Both historically and currently, our brokered deposits have had a lower average cost than time deposits gathered through our local branch network because we can offer rates to brokered deposit customers outside of our market area that are lower than the rates we offer through our local branch network. In addition, our brokered deposits have had a comparable cost to wholesale borrowings available through the use of Federal Home Loan Bank borrowings. As with all funding decisions, we continually analyze our various funding choices and price our deposit products, including brokered deposits, with a view towards obtaining the lowest cost funding while meeting our liquidity needs and achieving the best net interest margin possible. We carefully monitor the balances in our brokered accounts, the impact of movements in interest rates generally, the interest rates offered by local competitors, the rates offered by other institutions that access the brokered deposit market, the availability of wholesale borrowings and related costs of such funding sources. We have also developed contingency funding plans in the event that we fail to retain one or more of our brokered deposit customers.

Due to the nature of our larger customers’ businesses, the deposit balances they maintain with us may fluctuate significantly from month to month resulting in the list of our largest depositors similarly changing. For example, two of our five largest depositors are large financial services companies that provide financing services to other financial service companies, securities clearing services to brokerage firms and brokerage services to a large number of commercial and individual customers. Additionally, one of our largest twenty depositors is a title insurance company. Part of the services these financial services companies and title insurance companies provide to their customers includes holding short term account balances to facilitate the ordinary course of business of these customers. Although the many individual account balances of the customers of our large financial services depositors tend to be smaller, when placed on deposit with us into our depositor’s account they result, in the aggregate, in a very large balance relative to our other accounts. Due to the short-term nature of the deposit balances maintained by the customers of our large depositors, the deposit balances maintained with us tend to fluctuate.

The loss of one or more of our largest 20 customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. We have approximately $103.1 million in brokered time deposits scheduled to mature in the third quarter of 2008. As of August 12, 2008, the most recent practicable date, we had no money market deposit accounts which are considered brokered deposits. Also, as of that date, the Company’s total brokered deposits were $620.7 million. Depending on the interest rate environment and competitive factors, these deposits may need to be replaced with higher cost funding.

For the six months ended June 30, 2008, we experienced a net decrease in other borrowed funds, federal funds purchased and securities sold under repurchase agreements of approximately $22.0 million, compared to a net increase of $23.1million during the corresponding period of 2007. The net decrease in the first six months of 2008 reflects our ability to use deposits as our primary source of funds. In July and August 2008, the Company’s capacity to purchase federal funds under agreements with other lending institutions was reduced to zero as compared to approximately $39.0 million at June 30, 2008, approximately $104.0 million at March 31, 2008 and approximately $90.5 million as of December 31, 2007. At June 30, 2008, there were $67.0 million in borrowed funds scheduled to mature within one year.

Our primary use of funds is for the origination of loans and providing the needs of our deposit customers. Our net increase in total loans was $50.9 million during the six months ended June 30, 2008 compared with $295.4 million for the corresponding period in 2007. The decrease in net loan originations for the first six months of 2008 reflected the overall decrease in demand for loans in the markets in which we operate reflecting the worsened economic conditions as well as our overall strategy to slow our overall loan growth.

Cash flow from our investment activities included purchases of securities for our investment portfolio during the six months ended June 30, 2008, which were $31.4 million compared with $18.4 million during the corresponding period of 2007. The increase in purchases of securities reflected the decreased demand for our loan products as well as increasing the liquidity value of our assets. The proceeds from maturing of securities available-for-sale were $26.1 million during the six months ended June 30, 2008 compared with $26.9 million during the corresponding period of 2007. The proceeds from sale of securities available-for-sale were $5.3 million during the six months ended June 30, 2008 compared with $4.3 million during the corresponding period of 2007.

Other sources of liquidity for Silver State Bancorp may include dividend payments from our subsidiary bank. During 2007 and the first six months of 2008, Silver State Bancorp did not receive any capital distributions from its subsidiary banks. On April 1, 2008, our subsidiary Choice Bank merged with and into Silver State Bank. Applicable federal and state law may limit the amount of capital distributions Silver State Bank may make.

At June 30, 2008, the Company was considered to be “adequately capitalized” with a total capital to risk weighted assets ratio of 9.0%, Tier 1 capital to risk weighted assets ratio of 5.1% and a Tier 1 capital to average assets, or leverage, ratio of 4.5%. At June 30, 2008, Silver State Bank was also considered to be “adequately capitalized” with a total capital to risk weighted assets ratio of 8.9%, Tier 1 capital to risk weighted assets ratio of 7.6%, and a Tier 1 capital to average assets, or leverage, ratio of 6.6% The Company will incur increased premiums for deposit insurance and also be required to obtain FDIC approval to accept, renew, or roll-over brokered deposits during such times as we are considered to be “adequately capitalized” for regulatory capital purposes. In addition, falling below the “well-capitalized” level has triggered acceleration of certain of our brokered deposits held as money market accounts and has resulted in the non-renewal of brokered deposits held as CDs which has had a material impact on our liquidity.

We continue to consider a variety of strategic alternatives to enhance our capital position and strengthen our balance sheet. In April 2008, to assist us in evaluating these alternatives, our Board of Directors enlisted the services of Keefe, Bruyette & Woods, Inc., a nationally recognized investment banking firm. In addition, during the second quarter of 2008, we filed a registration statement with the SEC with respect to a rights offering of up to $40.0 million, which continues to be an alternative that the Company is considering.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to certain off-balance sheet arrangements, which occur in the normal course of our business, to meet the credit needs of our customers and the growth initiatives of our subsidiary banks. These arrangements are primarily commitments to originate and purchase loans, and to purchase securities. We did not engage in any hedging transactions that use derivative instruments (such as interest rate swaps and caps) during the first six months of 2008 and did not have any such hedging transactions in place at June 30, 2008, which would create other off-balance sheet arrangements.

We have also committed to irrevocable and unconditional limited guarantees with respect to the holders of trust preferred securities of our unconsolidated trust subsidiaries to the extent that Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV, Silver State Capital Trust V, and Silver State Capital Trust VI have received interest payments from us on our issued junior subordinated debt, but have not made payments or distributions to the holders of their trust preferred securities for the following: (1) accrued and unpaid distributions, (2) the redemption price, and (3) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution. We do not believe that these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, cash flows, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have any such future effects. On July 30, 2008, the Company’s board of directors elected to defer further interest payments on each of the Company’s series of junior subordinated debt securities relating to the trust preferred securities of Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV, Silver State Capital Trust V and Silver State Capital Trust VI. As a result of the Company’s election to defer interest payments of junior subordinated debt securities relating to the trust preferred securities, we do not expect to have access to the debt markets until we become current on these obligations.

We also have entered into long-term contractual obligations consisting of advances from FHLB. These advances are secured with collateral generally consisting of securities. As of June 30, 2008, these long-term FHLB advances totaled $47.0 million and will mature by October 25, 2010.

Our commitments associated with commitments to extend credit were $288.1 million at June 30, 2008 compared to $530.9 million at December 31, 2007. Our commitments associated with standby letters of credit were $2.7 million at June 30, 2008 compared to $2.5 million at December 31, 2007.

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

The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. Provisions for loan losses are made on both a specific and general basis. Specific allowances are provided on impaired credits pursuant to SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The general component of the allowance for loan losses is based on historical loss experience and adjusted for qualitative and environmental factors pursuant to SFAS No. 5 “Accounting for Contingencies” and other related regulatory guidance. At least quarterly, we review the assumptions and formulas related to our general valuation allowances in an effort to update and to refine our allowance for loan losses in light of the various factors described above. Continuing into the first six months of 2008, we decided to make further increases to the environmental loss factors due to the weaknesses in the real estate markets in which we operate, significant declines in appraisal valuations received late in the first quarter of 2008, increases in nonperforming loans, increases in potential problem loans, and the general weakening of the local economies in the markets in which we operate. In the event that our residential construction and land portfolio continues to experience deterioration in estimated collateral values, we may have to further adjust and discount the appraised values for the collateral underlying the loans in that portfolio, which could result in significant increases to our provision for loan losses.

We consider the ratio of the allowance for loan losses to total loans at June 30, 2008 to be at an acceptable level. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Valuation Allowance of Deferred Income Taxes. The Company accounts for federal income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Pursuant to the provisions of SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years’ earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management’s estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net deductible temporary differences and carryforward attributes exceeds management’s estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

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

We would test our goodwill for impairment between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of our reporting unit below its carrying amount. The identification of additional reporting units or the use of other valuation techniques could result in materially different evaluations of impairment. The Company determined that such an event occurred during the three months ended June 30, 2008.

During this period, the general market conditions in the markets we operate continued to deteriorate as well as the continued deterioration in our credit quality. These market conditions and related credit concerns caused valuations for financial institutions to decrease significantly during the three months ended June 30, 2008. The market price of the Company’s stock declined from $8.71 on April 1, 2008 to $2.07 at June 30, 2008.

As a result of the above conditions, the Company completed an interim impairment valuation test of its $18.8 million goodwill asset during the three months ended June 30, 2008. As a result of this impairment test, the Company recorded a full impairment charge to the goodwill asset of $18.8 million. The goodwill impairment charge had no impact on the Company’s tangible capital levels, tangible book value per share, regulatory capital ratios or liquidity.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Net interest income is the primary component of our net income, and fluctuations in interest rates will ultimately affect the level of both income and expense recorded on a large portion of our assets and liabilities. Fluctuations in interest rates will also affect the market value of all interest-earning assets, other than those that possess a short term to maturity. During 2007, the market yield curve was primarily flat. During the final four months of 2007 and the first four months of 2008, there were significant decreases in short-term interest rates which resulted in a more positively sloped yield curve. There have been no further declines in interest rates in May and June of 2008 and the yield curve has remained positively sloped. Our earnings are adversely affected by a decrease in interest rates because a significant majority of our interest-earning assets are variable rate instruments that will reprice faster than our interest-bearing liabilities, which will result in further compression of our net interest margin. Any further decreases in these short-term interest rates will likely have a similar effect. In addition, although more discretionary, rates for our interest-bearing deposits are slower to adjust to the decreases in rates due to competitive pressures.

Our primary source of funds has been deposits, consisting primarily of interest-bearing checking accounts and time deposits, which have substantially shorter terms to maturity than our loan portfolio. We use securities sold under agreements to repurchase and FHLB advances as additional sources of funds. We were also recently granted access to the FRB discount window for up to $97.0 million. These borrowings generally have a long-term to maturity, in an effort to offset our short-term deposit liabilities and assist in managing our interest rate risk. Certain of these borrowings have call options that could shorten their maturities in a changing interest rate environment.

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

June 30, 2008

Sensitivity of Net Interest Income

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base
	(Dollars in thousands)
Up 300 basis points	$57,624	11.8%
Up 200 basis points	55,608	7.9
Up 100 basis points	53,578	3.9
BASE	51,557	—
Down 100 basis points	45,628	(11.5)
Down 200 basis points	39,694	(23.0)
Down 300 basis points	35,177	(31.8)

Our percentage change for increases or decreases in net interest income by 200 basis points were 7.9% and (23.0%) for the six months ended June 30, 2008 compared to 10.4% and (9.6%) for the year ended December 31, 2007.

ITEM 4.	Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the acting Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Solely as a result of the material weakness relating to impaired loans described below, our acting Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were ineffective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our independent auditors identified the following material weakness in connection with management’s preparation of the consolidated financial statements for the quarter ended June 30, 2008:

The Company experienced significant declines in the as-of valuations for certain residential (construction and land loans) collateral related to the Company’s loan portfolio late in the first quarter of 2008, and continuing through May 2008. The Company’s initial internal allowance for loan loss calculation as of March 31, 2008 did not reflect a qualitative adjustment for impaired loans for which updated appraisals had not yet been received. The Company’s independent auditors communicated to management that such an adjustment would be appropriate. As a result, a qualitative adjustment was recorded to the allowance for loan losses as of March 31, 2008, in the amount of approximately $6.0 million. As of June 30, 2008, the Company implemented new discount guidelines for evaluating appraisals relating to impaired loans. In connection with the Company’s independent auditors review procedures, they identified an impaired loan that was not properly evaluated by management. As a result and in connection with other subsequent event considerations, management recorded approximately $4.5 million of additional provision for loan losses as of June 30, 2008 which is reflected in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.

Management feels the new discount guidelines for appraisals on impaired loans, combined with the additional controls implemented recently, will fully remediate this material weakness on a prospective basis.

Notwithstanding management’s assessment that our disclosure controls and procedures were ineffective as of June 30, 2008 due to the material weakness described above, we believe that the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our consolidated financial condition as of June 30, 2008 and December 31, 2007 and consolidated results of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007, in conformity with GAAP.

In addition, there were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Silver State Bank was also recently named, along with 41 other named defendants, as a defendant in a consolidated litigation pending before the Nevada District Court, Clark County (P&D Kelesis, LLC et al. v. Southwest Exchange, et al., Case No. A535439), claiming causes of action for conversion and negligence per se against the Bank. The plaintiffs purported to serve Silver State Bank with this complaint on February 7, 2008. The amount claimed in this consolidated lawsuit is approximately $12.7 million. On April 11, 2008, the plaintiffs served the Bank with an amended complaint, claiming causes of action for breach of fiduciary duty, conversation, negligence per se, unjust enrichment, and Breach of Uniform Fiduciaries Act. On May 2, 2008, some, but not all, additional claimants joined in the Amended Claims (the “Albrittons’ Claims”). The Albrittons’ Claims total $8.0 million, bringing total claims against Silver State Bank related to this matter to approximately $20.7 million. The Bank filed a motion to dismiss the complaint (or in the alternative, for summary judgment) which was denied by the court to allow the plaintiffs additional time for discovery. The Company expects that the discovery period will extend into the fourth quarter of 2008. After the period for discovery, the plaintiffs may amend the complaint, which amendment may include an increase for damages requested, and we may file new motions for dismissal or summary judgment.

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

We experienced a net loss in the second quarter of 2008 directly attributable to a substantial deterioration in our residential construction and residential land loan portfolio and the resulting increase in our provision for loan losses, an impairment charge representing a full write-down of our goodwill asset and the establishment of a valuation allowance to our net deferred assets, and we are likely to experience additional losses in the third quarter of 2008, which will likely mean a net loss for the 2008 fiscal year.

We realized a net loss of $73.2 million in the second quarter of 2008. The net loss in the second quarter is the direct result of a $69.1 million provision to our loan loss reserve, an impairment charge of $18.8 million representing a full write-down of our goodwill asset and the establishment of a valuation allowance of $10.7 million to our net deferred tax assets. The loan loss reserve is the amount required to maintain the allowance for loan losses at an adequate level to absorb probable loan losses. The increase in the provision for loan losses is primarily attributable to our residential construction and residential land loan portfolios, which continue to experience deterioration in estimated collateral values and repayment abilities of some of our customers. Other reasons for the increase in the provision for loan losses are attributable to an overall increase in nonperforming assets and the continuing general weakening economic conditions and decline in real estate values in the markets served by the Company. The $18.8 impairment charge was the result of the Company completing an impairment valuation test of its goodwill asset during the quarter due to the continued deterioration of market conditions as well as continued deterioration in our credit quality. This is a one time charge. The $10.7 million valuation allowance to our net deferred tax assets is related to certain tax aspects involving the allowance for loan losses.

At June 30, 2008, our nonaccrual loans were $241.8 million compared to $13.1 million at December 31, 2007 and our potential problem loans were $156.0 million compared to $84.5 million at December 31, 2007. For the six months ended June 30, 2008, net charge-offs as a percentage of average loans were 2.40% compared to less than 0.01% for the corresponding period in 2007. These increases are primarily due to our residential construction and residential land loan portfolio.

At June 30, 2008, approximately 91% of total gross loans were classified as real estate loans, with approximately 10% of real estate loans being classified as residential construction loans and approximately 21% being classified as residential land loans.

The deterioration in our construction and land loan portfolios has been caused primarily by the weakening Las Vegas economy, as the loss of real estate and construction jobs from the declining residential market, as well as lost casino/hotel jobs due to the scheduled closing of old casino resorts to make way for new casino projects, has caused the local unemployment rate to rise to 6.5% as of June 2008 compared to 4.8% a year earlier and 5.6% at December 31, 2007. New home sales in June 2008 were down 44.7% compared to a year earlier. In the Phoenix area, total housing sales in April 2008 were down 27.7% compared to a year earlier and total new housing units authorized in April 2008 were down 32.4% compared to a year earlier. As a result, the residential housing markets in the Las Vegas and Phoenix areas have experienced a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into nonaccrual status.

To assist us in identifying weaknesses in our construction and land loan portfolios, we ordered updated appraisals on the real estate collateral underlying these loans and, in April 2008, we engaged an independent third party to review our construction and land loan portfolios. The results of appraisal updates and the results of the independent loan review were taken into account in establishing our provision for loan losses in the second quarter of 2008.

Although the independent loan review has been completed, we continue to receive updated appraisals, and, as a result, it is likely that additional deterioration will be identified in the third quarter of 2008.

Our concentration in real estate construction and land loans subjects us to risks such as inadequate security for repayment of those loans and fluctuations in the demand for those loans based on changes in the real estate market.

We have a high concentration in real estate loans in our loan portfolio, specifically construction and land loans. Construction lending involves additional risks as compared to permanent residential or commercial real estate lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to determine accurately the total funds required to complete a project and the related loan-to-value ratio. Construction lending also typically involves higher loan commitment levels than residential lending.

In addition, during the term of a construction loan, no payment from the borrower typically is required since the accumulated interest is added to the principal of the loan through an interest reserve. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal value, which includes various assumptions, proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss.

Land loans involve additional risks because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan, which makes them more susceptible to declines in real estate values, declines in overall economic conditions which may delay the development of the land and changes in the political landscape that could affect the permitted and intended use of the land being financed. In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support the debt service.

Our financial condition may be adversely affected by a decline in the value of the real estate securing our loans. Real estate values have recently been declining in most of our markets, which may adversely affect our financial condition. If we continue to receive updated appraisals revealing significant additional weaknesses in our collateral, it will likely result in further losses.

Silver State Bancorp and the Bank are no longer considered “well capitalized” for regulatory purposes, which will cause us to incur increased premiums for deposit insurance, require FDIC approval to gather brokered deposits, and has triggered acceleration of certain of our brokered deposits.

As of June 30, 2008, neither Silver State Bancorp nor Silver State Bank are considered “well capitalized” for regulatory capital purposes. As a result, the FDIC will assess higher deposit insurance premiums on the Bank, which will impact our earnings. In addition, we will be required to obtain FDIC approval to gather brokered deposits during such times as we remain “adequately capitalized” for regulatory capital purposes. Requiring us to obtain regulatory approval prior to accepting brokered deposits will affect our ability to increase our liquidity position, in some cases, in a timely manner. Further, being “adequately capitalized” has triggered acceleration of certain of our brokered deposits held as money market accounts and has resulted in the non-renewal of brokered deposits held as CDs, which has had a material impact on our liquidity.

Our capital ratios will likely restrict our ability to grow our balance sheet as we have in the past, which could adversely affect our results of operations, financial condition and liquidity.

The net loss in the second quarter of 2008 has reduced our stockholders’ equity at June 30, 2008, and we expect additional losses for the third quarter of 2008, further reducing stockholders equity. If we experience additional losses in the future, it will likely restrict our ability to grow our balance sheet as we have in the past. Accordingly, our primary short-term strategy is to manage our credit quality and strengthen, rather than grow, our balance sheet. If our credit quality continues to deteriorate, additional decreases to stockholders’ equity beyond the third quarter may occur. Any future growth of the Bank may subject the Bank to the risk that such growth, absent an increase in the Bank’s regulatory capital, would cause the Bank to fall below the minimum requirements to be considered adequately capitalized. If we are not able to grow our assets, our results of operations, financial condition and liquidity may be adversely affected.

If the Bank’s current capital ratios decline below the regulatory threshold for an “adequately capitalized” institution, we will be considered “undercapitalized”, which will have a material and adverse effect on us.

Although both Silver State Bancorp and the Bank meet the requisite capital ratios to be considered “adequately capitalized”, if the Bank’s current capital ratios decline below the minimum requirements to be considered “adequately capitalized”, the Bank will be considered “undercapitalized”, which will have a material and adverse effect on us.

The Federal Deposit Insurance Act (FDIA) requires each federal banking agency to take prompt corrective action with respect to banks that do not meet minimum capital requirements. Once a bank becomes undercapitalized, it is subject to various requirements and restrictions, including a prohibition on the payment of capital distributions and management fees, restrictions on the growth of the bank’s assets, and a requirement for prior regulatory approval of certain expansion proposals. In addition, an undercapitalized institution must file a capital restoration plan with its principal federal regulator demonstrating how it plans to return to capital compliance. In order for the plan to be accepted by the regulator, any holding company of the bank must guarantee the plan up to certain specified limitations.

If an undercapitalized bank either does not submit a capitalization plan or fails in any material respect to implement a plan approved by its regulator, the agency may impose additional restrictions on the bank. These include, among others, requiring the recapitalization or sale of the bank, restricting transactions with affiliates, limiting interest rates the bank may pay on deposits, and prohibiting any holding company of the bank from making capital distributions without the prior approval of the Federal Reserve Board (FRB) or requiring a holding company to divest its subsidiary depository institution or non-depository affiliates. Further, even after the bank has attained adequately capitalized status, the appropriate federal banking agency may, if it determines, after notice and hearing, that the bank is in an unsafe or unsound condition or has not corrected a deficiency from its most recent examination, treat the bank as if it were undercapitalized and subject the bank to the regulatory restrictions of such lower classification.

In addition to measures taken under the prompt corrective action provisions with respect to undercapitalized institutions, insured banks and their holding companies may be subject to potential enforcement actions by their regulators for unsafe and unsound practices in conducting their business or for violations of law or regulation, including the filing of a false or misleading regulatory report. Enforcement actions under this authority may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliates parties” (generally bank insiders). Further, the FRB may bring an enforcement action against a bank holding company either to address undercapitalization in the holding company or to require the holding company to take measures to remediate undercapitalization in a subsidiary. Although each of the Company and the Bank are well within the “adequately capitalized” regulatory thresholds, it is possible that if they continue to realize losses over the next few quarters, they may fall into the “undercapitalized” regulatory classification, which would have a material and adverse effect on us.

The greater Las Vegas and Phoenix/Scottsdale economies continue to weaken. The continuation of this weakening could seriously affect Silver State’s profitability and asset quality.

Las Vegas and Phoenix, the primary markets in which we operate, each experienced dramatic economic growth for many years, which fueled a demand for our loans and deposit products. The Las Vegas economy began weakening in the second half of 2007 as the loss of real estate and construction jobs from the declining residential market, as well as lost casino/hotel jobs due to the scheduled closing of old casino resorts to make way for new casino projects, caused the local unemployment rate to rise. The Las Vegas economy continued experiencing weakness in the first half of 2008 as the downturn in the national economy adversely affected tourism and the sluggish credit markets put some projected resort properties on hold. The local unemployment rate in Las Vegas has risen to 6.5% as of June 2008 compared to 4.8% a year earlier and 5.6% as of December 31, 2007. Single family building permits and commercial building permits for June 2008 have decreased 38.1% and 37.8%, respectively, compared to a year earlier. New home sales in June 2008 were down 44.7% compared to a year earlier. Gaming revenue as of May 2008 decreased 16.4% compared to a year earlier. As of June 2008, the office market had a vacancy rate of 16.1% up from 11.0% a year earlier. As of June 2008, the retail vacancy rate reached 6.0% compared to 3.3% a year earlier. In the Phoenix metropolitan area, the housing market continued to struggle during the first half of 2008, with total housing sales in April 2008 down 27.7% compared to a year earlier and total new housing units authorized in April 2008 down 32.4% from a year earlier. The local unemployment rate in the Phoenix area has risen to 4.3% as of June 2008 compared to 3.1% a year earlier and 3.8% as of December 31, 2007. It is expected that job growth in Phoenix will continue to idle through 2008 due to the fallout of the financial sector and a slow down in construction.

As a result, the residential housing markets in the Las Vegas and Phoenix areas have experienced a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. The extent of the impact of the deterioration of the Nevada and Arizona economies and real estate markets on certain segments of our loan portfolio, namely our residential construction and residential land loans, began to be realized toward the end of the first quarter of 2008 as project delays mounted and updated appraisals showing significant lower valuations were received. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which may require us to place their loans into nonaccrual status.

These economic trends have begun to adversely affect our asset quality with nonaccrual loans increasing to $241.8 million as of June 30, 2008, compared to $13.1 million at December 31, 2007. Nonperforming loans as a percentage of gross loans were 16.23% as of June 30, 2008, compared to 0.84% at December 31, 2007. Nonperforming assets as a percentage of total assets were 13.68% as of June 30, 2008, compared to 0.75% as of December 31, 2007. In addition, our potential problem loans totaled approximately $156.0 million at June 30, 2008 compared to $84.5 million at December 31, 2007. For the six months ended June 30, 2008, net charge-offs as a percentage of average loans were 2.40% compared to less than 0.01% for the corresponding period in 2007. OREO was $16.3 million at June 30, 2008 compared to $110,000 at December 31, 2007. Continuation of these economic and real estate factors are likely to continue to affect our asset quality and overall performance.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

Originating loans secured by real estate is our primary business. As of June 30, 2008, approximately 59% of our loan portfolio was secured by real estate located in Nevada and approximately 28% of our loan portfolio was secured by real estate located in Arizona. Due to this geographic concentration, we are susceptible to risks related to downturns in the local economy and local real estate markets to a greater extent than a more geographically diverse lender.

During the last part of 2007 and the first half of 2008, there has been a decline in the housing and real estate markets and in the general economy, both nationally and locally, with some reports indicating that the national economy is bordering on a recession. Housing market conditions in the Western quadrant of the United States, where most of our lending activity occurs, have deteriorated during the last part of 2007 and through the present day as evidenced by reduced levels of sales, increasing inventories of houses on the market, declining house prices and an increase in the length of time houses remain on the market. It is possible that these conditions will not improve or will worsen or that such conditions will result in a decrease in our interest income, an increase in our non-performing loans and an increase in our provision for loan losses.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our profitability is dependent to a large extent upon net interest income, which is the difference (or spread) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability.

Changes in the interest rate environment can affect both our net interest income and our non-interest income. Floating rate loans, short-term borrowings and savings and time deposit rates are generally influenced by short-term rates. The Federal Open Market Committee (FOMC) further reduced the Discount Rate by 225 basis points and the Federal Funds Rate by 200 basis points during the 2008 first quarter, and by an additional 25 basis points to both rates at its recent meeting in April 2008. These decreases in short-tem interest rates have resulted in a more positively sloped yield curve. Our prime lending rate had a corresponding decrease, from 7.25% at December 31, 2007 to 5.00% currently, resulting in a decrease in the rates on floating rate loans as well as the rates on new fixed-rate loans. Our earnings will be adversely affected by a decrease in interest rates because a significant majority of our interest-earning assets are variable rate instruments that will reprice faster than our interest-bearing liabilities, which will result in further compression of our net interest margin (computed by dividing net interest income by total average earning assets) in 2008. Any further decreases in the Discount Rate and the Federal Funds Rate by the FOMC will likely have a similar effect. In addition, although more discretionary, rates for our interest-bearing deposits are slower to adjust to the decrease in rates due to competitive pressures. The computation of a prospective effect of a 100 point hypothetical interest rate decrease results in a decrease of net interest income of (11.5%) for the six months ended June 30, 2008.

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

We believe that our success to date has been substantially dependent on our senior management team, which includes Michael Thorell, our acting Chief Executive Officer and President and acting Chief Executive Officer of Silver State Bank (previously having been the Bank’s Chief Lending Officer and Chief Credit Administration Officer), Michael J. Threet, our Chief Operating and Chief Financial Officer, Calvin D. Regan, President of Silver State Bank, and certain of our senior relationship bankers. We also believe that our prospects for success in the future are dependent on retaining our senior management team and senior relationship bankers. In addition to their skills and experience as bankers, these persons provide us with extensive community ties upon which our competitive strategy is based. The loss of the services of any of these persons could have an adverse effect on our business if we are unable to replace them with equally qualified persons who are also familiar with our market areas.

Many of our loans have been made recently, and in certain circumstances there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. If our allowance for loan losses is not adequate to cover actual loan losses, our earnings will decrease.

The risk of nonpayment of loans is inherent in all lending activities, and nonpayment, if it occurs, may negatively affect our earnings and overall financial condition, as well as the value of our common stock. Also, some of our loans have been made over the last three years and in certain circumstances there is limited repayment history against which we can fully assess the adequacy of our allowance for loan losses. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for loan losses based on several factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results. Additions to our allowance for loan losses decrease our net income. Due to the significant increase in loans originated during this period it is possible that we will experience an increase in delinquencies and losses as these loans continue to mature. The actual amount of future provisions for loan losses cannot be determined at this time and may exceed the amounts of past provisions.

We have recently had a significant increase in nonperforming assets, potential problem loans, impaired loans and charge-offs due primarily to residential construction and residential land loans where the borrower has experienced financial difficulty or experienced delays caused by the permitting process, and the general economic slowdown in the markets in which we operate, which has affected the timing or completion and ultimate disposition of the finished project. As a result of an increase in nonperforming assets, an increase in potential problem loans, and the general weakening economic condition in the markets we serve, during the second quarter of 2008, we increased our allowance for loan losses to $78.9 million, or 5.08% of gross loans, at June 30, 2008 compared to $19.3 million, or 1.24% of gross loans, at December 31, 2007. However, even though we increased our allowance for loan losses in the second quarter of 2008, due to a significant increase in our nonperforming loans, our ratio of the allowance for loan losses to nonperforming loans decreased to 31.3% at June 30, 2008 compared to 147.6% at December 31, 2007. The reduction in this ratio indicates that in the event we incurred a loss on our portfolio of nonperforming loans in excess of our total allowance for loan losses, we would incur a decrease in our earnings both for the excess of the loss over the amount of the allowance for loan losses and to replenish the allowance to cover potential future losses inherent in the remainder of the loan portfolio. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.

Our dependence on loans secured by real estate subjects us to risks relating to fluctuations in the real estate market and related interest rates, environmental risks and legislation that could result in significant additional costs and capital requirements that could adversely affect our assets and results of operations.

A significant portion of our loan portfolio is secured by real estate. Real estate served as the principal source of collateral with respect to approximately 91% of our loan portfolio at June 30, 2008, as compared to 91% at December 31, 2007 and approximately 89% of our loan portfolio at December 31, 2006. Our markets have experienced a sharp increase in real estate values in recent years, in part as the result of historically low interest rates. More recently, real estate values have been declining in the markets in which we operate.

During the first half of 2008, we continued to experience significant competitive pressures and challenging market conditions in the markets in which we operate as the economies in the Las Vegas and Phoenix/Scottsdale areas, as well as the national economy, have shown signs of significant weakness. As a result, the residential housing markets in the Las Vegas and Phoenix areas have experienced a significant decline with growing inventories of newly constructed one-to-four family residential homes and declining property values. The weakness in the residential market has begun to expand into the commercial real estate market as builders and related industries downsize. The extent of the impact of the deterioration of the Nevada and Arizona economies and real estate markets on certain segments of our loan portfolio, namely our residential construction and residential land loans, began to be realized toward the end of the first quarter of 2008 as project delays mounted and updated appraisals showing significant lower valuations were received. With many real estate projects requiring an extended time to market, some of our borrowers have exhausted their liquidity which requires us to place the loan into nonaccrual status. The Company experienced a decline in the valuations of the real estate collateral for certain portions of its loan portfolio late in the first half of 2008, and continuing through the present day, as reflected in recently received updated appraisals.

These economic trends have begun to adversely affect our asset quality with nonaccrual loans increasing to $241.8 million compared to $13.1 million at December 31, 2007. Nonperforming loans as a percentage of gross loans were 16.23% as of June 30, 2008, compared to 0.84% at December 31, 2007. Nonperforming assets as a percentage of total assets were 13.68% as of June 30, 2008, compared to 0.75% as of December 31, 2007. In addition, our potential problem loans totaled approximately $156.0 million at June 30, 2008 compared to $84.5 million at December 31, 2007. For the three months ended June 30, 2008, net charge-offs as a percentage of average loans were 2.40% compared to less than 0.01% for the corresponding period in 2007. OREO was $16.3 million at June 30, 2008 compared to $110,000 at December 31, 2007. Continuation of these economic and real estate factors are likely to affect our asset quality and overall performance.

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

In December 2006, banking regulators issued guidance regarding high concentrations of real estate loans within bank lending portfolios. The guidance requires institutions that exceed certain levels of real estate lending to maintain higher capital ratios than institutions with lower concentrations, if they do not have appropriate risk management policies and practices in place. A regulatory conclusion to this effect would likely adversely affect our business and result in a requirement for increased capital which may not be available at that time.

Our business is subject to liquidity risk, and changes in our source of funds may adversely affect our performance and financial condition by increasing our cost of funds.

Our ability to make loans is directly related to our ability to secure funding. Core deposits are our primary source of liquidity. We also use the national certificate of deposit, or CD, markets, which are generally CDs purchased by other financial institutions, and brokered CDs. Both the national CD market and brokered CDs are rate sensitive. We also rely on advances from the FHLB of San Francisco as a funding source, and, as of August 8, 2008, we have been granted access to the Federal Reserve Bank of San Francisco’s discount window for up to $97.0 million in borrowed funds, none of which had been borrowed as of August 12, 2008. As of August 12, 2008, the Company did not have access to purchase federal funds under agreements with other correspondent banks and it is possible that we will continue to no longer have access to purchase federal funds through correspondent banks in the future. In addition as of this date, the Company had outstanding borrowings from the FHLB of $107.0 million, which is our maximum borrowing capacity from the FHLB at this time.

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

Our 20 largest depositors accounted for approximately 44.1% of our deposits and our five largest depositors accounted for approximately 35.9% of our deposits at June 30, 2008. We provided loans to two of our 20 largest depositors as of June 30, 2008. The total aggregate principal balance of these loans was $3.4 million at June 30, 2008. Our largest depositor as of June 30, 2008 accounted for 20.4% of our total deposits. Of our 20 largest depositors at June 30, 2008, two were related to each other representing 8.4% of our total deposits. Also, of our 20 largest depositors at June 30, 2008, three were entities affiliated with directors of Silver State Bank representing 1.9% of our total deposits. As of any month ended during the first six months of 2008 and all of 2007, we had up to four depositors who each accounted for more than 5.0% of total deposits at such times. The deposit terms offered to our 20 largest depositors are consistent with the terms offered to our other large depositors. Included among our 20 largest depositors are four depositors who as of June 30, 2008, accounted for $594.2 million, or 34.3%, of our total deposits. At June 30, 2008, the deposit balances of these four customers are considered for regulatory purposes to be brokered deposits, and constitute all our brokered deposits at that date. Brokered deposits are generally considered to be deposits that have been received by us from a registered broker that is acting on behalf of that broker’s customer. Often, a broker will direct a customer’s deposits to the banking institution offering the highest interest rate available. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits because of the general concern that these deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. The balances of our brokered deposits measured as of each month end from January 1, 2007 to June 30, 2008 have fluctuated, ranging from a high of $753.1 million, or 41.7% of total deposits to a low of $228.3 million, or 22.2%, of total deposits. Our brokered deposits pose a heightened risk of not being retained by us because these customers tend to be very rate sensitive in making their decisions as to the financial institution with which they choose to place their deposits. We have approximately $103.1 million in brokered time deposits scheduled to mature in the third quarter of 2008. In July and August 2008, two of our four largest depositors as of June 30, 2008 withdrew approximately $194.8 million in money market deposits from the Bank. These deposits were considered to be brokered deposits for regulatory purposes. During this same time period, the Bank was able to replace these deposits with brokered time deposits from another customer who was also one of our four largest depositors as of June 30, 2008. As of August 12, 2008, the most recent practicable date, we had no money market deposit accounts which are considered brokered deposits. Also, as of that date, the Company’s total brokered deposits were $620.7 million.

Due to the nature of our larger customers’ businesses, the deposit balances they maintain with us may fluctuate significantly from month to month resulting in the list of our largest depositors similarly changing. For example, two of our five largest depositors are large financial services companies that provide financing services to other financial service companies, securities clearing services to brokerage firms and brokerage services to a large number of commercial and individual customers. Additionally, one of our twenty largest depositors are title insurance companies. Part of the services these financial service companies and title insurance companies provide to their customers includes holding short-term account balances to facilitate the ordinary course of business of these customers. The monies for these account balances are placed on deposit with us. Due to the short-term nature of the deposit balances maintained by the customers of our large depositors, the deposit balances maintained with us tend to fluctuate.

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

Silver State Bank was also recently named, along with 41 other named defendants, as a defendant in a consolidated litigation pending before the Nevada District Court, Clark County (P&D Kelesis, LLC et al. v. Southwest Exchange, et al., Case No. A535439), claiming causes of action for conversion and negligence per se against the Bank. The plaintiffs purported to serve Silver State Bank with this complaint on February 7, 2008. The amount claimed in this consolidated lawsuit is approximately $12.7 million. On April 11, 2008, the plaintiffs served the Bank with an amended complaint, claiming causes of action for breach of fiduciary duty, conversation, negligence per se, unjust enrichment, and Breach of Uniform Fiduciaries Act. On May 2, 2008, some, but not all, additional claimants joined in the Amended Claims (the “Albrittons’ Claims”). The Albrittons’ Claims total $8.0 million, bringing total claims against Silver State Bank related to this matter to approximately $20.7 million. The Bank filed a motion to dismiss the complaint (or in the alternative, for summary judgment) which was denied by the court to allow the plaintiffs additional time for discovery. The Company expects that the discovery period will extend into the fourth quarter of 2008. After the period for discovery, the plaintiffs may amend the complaint, which amendment may include an increase for damages requested, and we may file new motions for dismissal or summary judgment.

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

The continued recessionary forces in the local economies that we serve have had a significant adverse impact on our financial condition and results of operations, which creates an uncertainty about our ability to continue as a going concern.

The continued recessionary forces in the local economies that we serve have had a significant adverse impact on our financial condition and results of operations. The Company has incurred a net loss of $73.2 million for the three months ended June 30, 2008 and a net loss of $87.6 million for the six months ended June 30, 2008. Stockholders’ equity decreased from $157.6 million at December 31, 2007 to $68.8 million at June 30, 2008. The recent losses originate from a provision for loan losses of $100.1 million, a charge for impairment of goodwill of $18.8 million, a valuation allowance of deferred taxes of $10.7 million for the six month period ended June 30, 2008, and an increase in nonperforming assets which has reduced the Company’s net interest income. The Company’s net interest income will continue to be negatively impacted by the level of nonperforming assets, and the Company expects additional losses for the remainder of the year. Further, the Company’s liquidity position has declined subsequent to quarter end. As a result of the losses, the Company is deemed to be “adequately capitalized” as of June 30, 2008. Nonperforming assets totaled $268.3 million, $79.2 million and $13.1 million at June 30, 2008, March 31, 2008, and December 31, 2007, respectively. While the Bank has devoted and will continue to devote substantial management resources toward the resolution of all delinquent and non-performing assets, no assurance can be made that management’s efforts will be successful. These conditions create an uncertainty about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

If the bid price for our common stock continues to close below $1.00, our common stock may be delisted from The NASDAQ Global Select Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The NASDAQ Global Select Market (NASDAQ). On August 1, 2008, the bid price of our common stock closed below $1.00, and has continued to close below $1.00 since such date. If the bid price of our common stock continues to close below the minimum $1.00 per share requirement for 30 consecutive business days, the Company is likely to receive a letter from the NASDAQ Listing Qualifications Staff (Staff) notifying the Company that it fails to comply with NASDAQ’s minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 4450(a)(5).

In such a case, the Company would be provided 180 calendar days from the day of the letter to regain compliance. If, at anytime before the end of the 180 calendar days period, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff would provide written notification to the Company that it has achieved compliance. If the Company does not regain compliance by the end of the 180 calendar days period, the Company’s common stock would be subject to delisting. At that time, the Company would be permitted to appeal the Staff’s determination to delist its securities to a Listing Qualifications Panel.

Pursuant to the NASDAQ Marketplace Rules, the Panel would have the authority to grant the Company up to an additional 180 days from the date of the hearing to implement the Company’s plan of compliance, which could include a reverse stock split if the price has not exceeded $1.00 per share for 10 consecutive business days by that time. In the event the Panel were to deny the request for continued listing, our common stock may become eligible for quotation and trading on the OTC Bulletin Board.

The delisting of our common stock from NASDAQ would significantly affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by our employees, the loss of institutional investor interest and fewer business development opportunities.

Our decision to defer interest on our trust preferred securities will likely restrict our access to the debt markets, significantly limiting our sources of liquidity.

In an effort to preserve the Company’s capital and improve its capital ratios, on July 30, 2008, our board of directors elected to defer further interest payments on each series of our junior subordinated debt securities relating to the trust preferred securities of Silver State Capital Trust II, Silver State Capital Trust III, Silver State Capital Trust IV, Silver State Capital Trust V and Silver State Capital Trust VI (each an unconsolidated subsidiary of the Company). We have the ability under each indenture for the junior subordinated debt securities to defer interest payments for up to 20 consecutive calendar quarters without experiencing a default under the indentures. The deferral provisions for these securities were intended to be exercised during extraordinary times such as the Company is now experiencing.

As a result of our election to exercise our contractual right to defer interest payments on our junior subordinated debt securities, it is likely that we will not have access to the debt markets until we become current on these obligations. Therefore, we are likely to have greater difficulty in obtaining financing and, thus, will have fewer sources to enhance our capital and liquidity position.

Our insurance carrier has notified us of its intent to cancel our director and officers liability policy, employment practices liability policy, internet banking liability policy, financial institution bond and combination safe deposit policy, effective October 7, 2008. If we are unable to maintain adequate insurance coverage either through our existing insurance carrier or through another insurance carrier, we will be at a risk of loss for any significant claims brought against us after the cancellation is effected which we are unable to successfully defend.

On August 5, 2008, our insurance carrier notified us of its intent to cancel our director and officers liability policy, employment practices liability policy, internet banking liability policy, financial institution bond and combination safe deposit policy, effective October 7, 2008, purportedly, as a result of what it contends is a material change in the risk which has caused the risk of loss to be substantially and materially increased beyond that contemplated when the policies were issued. Directors and officers insurance provides financial protection for our directors and officers in the event they are sued in conjunction with the performance of their duties as they relate to the Company. Employment practices liability insurance provides us protection against claims made by employees, former employees, or potential employees. It covers discrimination, wrongful termination of employment, sexual harassment and other employment-related allegations. Internet banking liability insurance provides us protection against losses arising from wrongful internet or electronic banking acts. The financial institution bond protects us against acts of dishonesty and fraud by our employees, customers and others. The combination safe deposit coverage protects against losses (including damage or destruction) of a customer’s property held in safe deposit boxes.

The FDIC requires adequate risk management measures in connection with providing deposit insurance, which includes having adequate insurance coverage. Although we do not believe that our insurance carrier has stated a supportable basis to cancel our insurance coverage for the reasons it has given us, if we are unable to enforce our contractual rights against this insurance carrier, or obtain substantially similar insurance coverage from another insurance carrier, by October 7, 2008, we will be at a risk of loss for any significant claims brought against us after the cancellation is effected which we are unable to successfully defend. In addition, we are likely to be subject to enhanced regulatory scrutiny, which may include a directive to seek alternative arrangements, including personal guarantees by directors and shareholders.

For a summary of risk factors relevant to our operations, see our Annual Report on Form 10-K filed on March 14, 2008. There have been no material changes in risk factors relevant to our operations since March 14, 2008, other than as set forth above.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities. On July 17, 2007, the Company’s Registration Statement on Form S-1 covering the offering of 1,500,000 shares of the Company’s common stock, Commission file number 333-142110 was declared effective. The net proceeds of the offering to the Company (after deducting the foregoing expenses) were $25.5 million. From July 17, 2007 through June 30, 2008 a total of $20.4 million and $1.5 million of the net proceeds have been contributed as additional paid-in capital to Silver State Bank and Choice Bank, respectively. In addition, during this same period, the Company has used approximately $3.6 million of the net proceeds to repurchase 282,000 shares of the Company’s outstanding common stock under the stock repurchase program.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of our stockholders was held on April 30, 2008.

The following proposals were adopted by the margins indicated:

1.	Election of four directors for terms of three years each and the election of one director for the term of one year.

	Number of Shares
	For	Against	Witheld	Abstain	Broker Non-Votes
Brian M. Collins	11,643,089	—	162,960	—	3,364,716
Craig A. McCall	11,648,589	—	157,460	—	3,364,716
Phillip C. Peckman	11,649,429	—	156,620	—	3,364,716
Andrew K. McCain	11,644,889	—	161,160	—	3,364,716
Mark S. Bosco	11,198,677	—	607,372	—	3,364,716

2.	Ratification of the appointment of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	11,782,989
Against	9,778
Witheld	—
Abstain	13,280
Broker Non-Votes	3,364,718

3.	Approval and adoption of Silver State Bancorp’s 2008 Omnibus Equity Plan.

For	9,079,156
Against	135,021
Witheld	—
Abstain	26,708
Broker Non-Votes	5,929,880

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certifications of acting Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1	Written Statement of acting Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver State Bancorp

Dated: August 14, 2008	By:	/s/ Michael J. Threet
Michael J. Threet
Chief Financial Officer and Chief Operating Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Identification of Exhibit
31.1	Certifications of acting Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1	Written Statement of acting Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

32.2	Written Statement of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.